Form 10-Q
period 2010-09-30
MANTHEY REDMOND Corp
filed 2010-11-15
CIK 1471089

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-161600

MANTHEY REDMOND CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-4722406 (I.R.S. Employer Identification No.)

10940 Wilshire Boulevard, Suite 1600 Los Angeles CA (Address of principal executive offices)	90024 (Zip Code)

(310) 443-4116
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of November 15, 2010, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.01 per share.

MANTHEY REDMOND CORPORATION.
Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	F-1
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	F-2
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION	7
Item 6. Exhibits	8
SIGNATURES
EX-31
EX-32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

Unaudited Financial Statements:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Unaudited Financial Statements	F-4

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$15,292	$4,455

Other Assets	1,050	1,050

Total Assets	$16,342	$5,505

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expense	$274,277	$4,278
Other payable - related party	38,950	38,950
Total Current Liabilities	313,227	43,228

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	84,767	39,925
Accumulated deficit	(382,678)	(78,672)
Total Stockholders' Deficit	(296,886)	(37,722)

Total Liabilities and Stockholders' Deficit	$16,342	$5,505

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30, 2010	For The Three Months Ended September 30, 2009	For The Nine Months Ended September 30, 2010	For The Period From April 20, 2009 (Inception) to September 30, 2009	For The Period From April 20, 2009 (Inception) to September 30, 2010
Net revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development expense	90,000	-	270,000	-	311,000
Professional services	16,194	3,500	23,543	3,500	55,046
Rent expense	4,486	3,316	10,361	3,316	15,778
Other	10	74	102	86	854
Total operating expenses	110,690	6,890	304,006	6,902	382,678

Net loss	$(110,690)	$(6,890)	$(304,006)	$(6,902)	$(382,678)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	10,250,000	7,623,438	9,441,827

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2010	For The Period From April 20, 2009 (Inception) to September 30, 2009	For The Period From April 20, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(304,006)	$(6,902)	$(382,678)
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	270,000	-	274,277
Net cash used in operating activities	(34,006)	(6,902)	(109,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	38,950	38,950
Proceeds from issuance of common stock	-	1,025	1,025
Capital contribution	44,842	-	84,767
Net cash provided by financing activities	44,842	39,975	124,742

NET INCREASE IN CASH & CASH EQUIVALENTS	10,837	33,073	15,292

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,455	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$15,292	$33,073	$15,292

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Manthey Redmond Corporation (the “Company”) is a development stage company incorporated in the State of Delaware in April, 2009 to research, design, manufacture, and market technology now leased and to be developed by the Company.  Manthey Redmond (Aust) Pty Ltd., an Australian corporation ("Manthey Redmond (Aust)"), is the patent owner and developer of the Manthey Redmond Eco-Engine, a fuel-efficient, lightweight, low-emission, multi-fuel engine smaller and less expensive than conventional internal combustion engines initially targeted for marine applications.

In May, 2009, the Company entered into a Patent Licensing Agreements with Manthey Redmond (Aust) for the development, manufacture, use, sale, and sublicense of the Manthey Redmond Eco-Engine and all developed technology and products related to the technology patent (the "Technology") for a royalty payment to Manthey Redmond (Aust) of 5% of annual gross profits.  Pursuant to an Investment Agreement entered into with the Company in May, 2009, Manthey Redmond (Aust) agreed to fund to the Company monthly payments of $40,000 up to a maximum of $4,200,000 in aggregate to assist the Company in commercializing products based on the Technology.  All three of the Company’s directors serve as the directors of Manthey Redmond (Aust).

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate.  In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009.  The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust.  The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust.  On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sublicensing and sale of the Manthey Redmond Eco-Engine, (3) additional capital injection from Manthey Redmond (Aust) pertaining to the Investment Agreement (see Note 3), and (3) short-term borrowings from shareholders or related party when needed.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009.  The results of the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Fiscal Year

The fiscal year of the Company is January 1 to December 31.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At September 30, 2010, the balance did not exceed the federally insured limit. As of September 30, 2010 and December 31, 2009, cash and cash equivalent amounted to $15,292 and $4,455, respectively.

Revenue Recognition

We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  We recognize revenue for product sales upon transfer of title to the customer.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.  We will record reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded.  These estimates will be based on historical sales returns when available, analysis of credit memo data, and other factors known at the time.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At September 30, 2010, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

On June 3, 2009, the Company received $38,950 of advances from Manthey Redmond (Aust), all directors of which are also directors of the Company.  The advances were non-interest bearing loan to be repaid at the discretion of the Board of Directors of the Company.

Patent Licensing Agreement

On May 1, 2009, the Company entered into a Patent Licensing Agreement with Manthey Redmond (Aust).  Manthey Redmond is the owner, developer and patent applicant of the Eco-Engine and all related technology (the "Technology") developed and to be developed.  Pursuant to the agreement, Manthey Redmond (Aust) has granted to the Company, a license to develop, manufacture, have manufactured, use and sell or supply the Technology in return for a royalty fee equal to 5% of the Company's gross profits earned as a result of the license agreement.  The Company has the right to sublicense its rights under the agreement and is entitled to information and use of any inventions or improvements on the Technology made by Manthey Redmond (Aust) without additional charge.  Manthey Redmond (Aust) will apply for valid patents pursuant to each invention or improvements on the Technology.  The agreement may be terminated at the option of Manthey Redmond (Aust) in the event that the Company becomes insolvent, or seeks protection from its creditors under any United States federal or state bankruptcy act or if an outside administrator or controller is voluntary or involuntarily appointed to control the Company.  The agreement is subject to and governed by the law of Queensland, Australia.

Investment Agreement

On May 1, 2009, the Company entered into an Investment Agreement with Manthey Redmond (Aust) by which Manthey Redmond (Aust) has agreed to invest a non-refundable amount of $40,000 per month beginning July 1, 2009, aggregating $4,200,000 to assist the Company in commercializing products based on the Technology.  Manthey Redmond (Aust) may terminate this agreement in the event that the Patent Licensing Agreement is terminated.  The agreement is subject to and governed by the law of Queensland, Australia.

In November 2009, March 2010 and May 2010, the Company received $39,925, $955 and $43,887 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Development Agreement

On May 1, 2009 the Company entered into a Development Agreement with Manthey Holdings by which, commencing July 1, 2009, Manthey Holdings will provide exclusive use of its engineering facility and employees for the purpose of research and development related to the Technology for which the Company will pay Manthey Holdings $30,000 per month beginning July 1, 2009 up to a maximum of $540,000 at which time the agreement shall terminate. On November 6, 2009 the Company entered into an amended Development Agreement dated May 1, 2009 with Manthey Holdings.  The amended agreement removed the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and deferred the commencement date of the agreement and first payment to November 20, 2009.  Our president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust.  Our president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust.

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009.  For the nine months ended September 30, 2010, the Company incurred $270,000 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued research and development expense – related party	$273,227	$3,228
Accrued rent	1,050	1,050
Total	$274,277	$4,278

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.0001 and 20,000,000 shares of preferred stock with a par value of $.0001.  On June 1, 2009, the Company issued 10,250,000 shares of common stock at par value to its sixty-six (66) initial stockholders.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders.  Holders of common stock do not have cumulative voting rights.  Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefore.  In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase the Company’s common stock.  There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In November 2009, March 2010 and May 2010, the Company received $39,925, $955 and $43,887 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement (see Note 4), which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of September 30, 2010 and December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical facts, so-called “forward-looking statements,” are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company’s filings with the Securities and Exchange Commission.

Current Operations

The Company was formed on April 20, 2009 and is a development stage company with no operating revenues or profits.  The Company has developed three prototypes of the Manthey Redmond Eco-Engine which will be tested for performance validation by government agencies and academic institutions.  After validation of the tests, the Company will market the Eco-Engine to manufacturers in the United States and Australia.

Expenses and Capital Expenditures

Other than the development agreement for use of the testing facilities at Manthey Holdings, the Company has not incurred any large expenses nor made or planned any large capital expenditures.

Results of Operations

Results of Operations for the Three Months and Nine Months ended September 30, 2010:

	For The Three Months Ended September 30, 2010	For The Nine Months Ended September 30, 2010	For The Period From April 20, 2009 (Inception) to September 30, 2009	For The Period From April 20, 2009 (Inception) to September 30, 2010	For The Period From April 20 (Inception) to December 31, 2009
Net revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development expense	90,000	270,000	-	311,000	41,000
Professional services	16,194	23,543	3,500	55,046	31,503
Rent expense	3,435	9,310	3,316	14,727	5,417
Other	10	102	86	854	752

Total operating expenses	109,639	302,955	6,902	381,627	78,672

Net loss	$(109,639)	$(302,955)	$(6,902)	$(381,627)	$(78,672)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	691,279	9,272,674	9,017,595

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months and nine months ended September 30, 2010 and for the period from April 20, 2009 (inception) to June 30, 2010, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2010.  The Company expects to receive the updated prototype of the Eco-Engine in the fourth quarter of 2010 once testing is completed.  Upon receipt of the prototype, the Company intends to begin selective and proprietary marketing of the engine to potential end users and manufacturers and to possible interested joint venture partners.  The Company incurred $109639 and $302955 operating expenses for the three months and nine months ended September 30, 2010, respectively, which primarily consisted of research and development expense of $90,000 and $270,000, professional services of $16,194 and $23,543 and rent expense of $3435 and $9310, respectively.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expense of $90,000 and $270,000 incurred pursuant to the Development Agreement was not paid during the three months and nine months ended September 30, 2010, which was recorded as accrued expense as of September 30, 2010.

The Company believes that the current trends in the market are increasing the demand for greater fuel efficient engines with better environmental performance.  The Eco-Engine converts thermal energy to kinetic energy more efficiently than other engines currently available in the global market which provides better fuel efficiency and less negative environmental impact.  The Company anticipates that the market trend for such type engines will increase thereby increasing the demand for the Eco-Energy.

Liquidity and Capital Resources

The following summarizes the key component of the company’s cash flows for the nine months ended September 30, 2010 and the period from April 20, 2009 (inception) to September 30, 2009:

	For The Nine Months Ended September 30, 2010	For The Period From April 20, 2009 (Inception) to September 30, 2009	For The Period From April 20, 2009 (Inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(302,955)	$(6,902)	$(381,627)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	268,950	-	273,227
Net cash used in operating activities	(34,006)	(6,902)	(109,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	38,950	38,950
Proceeds from issuance of common stock	-	1,025	1,025
Capital contribution	44,842	-	84,767
Net cash provided by financing activities	44,842	39,975	124,742

Net cash used in operating activities was $34,006 and $109,450 for the nine months ended September 30, 2010 and for the period from April 20, 2009 (inception) to September 30, 2010, respectively, which were mainly driven by net losses in the amount of $302,955 and $381,627, partially offset by increases in accrued expense and other liabilities in the amount of $268,950 and $273,227.  Increases in accrued expense and other liabilities were primarily to record unpaid research and development expenses to Manthey Redmond (Aust) pursuant to the Development Agreement.

Net cash provided by financing activities was $44,842 and $124,742 for the nine months ended September 30, 2010 and for the period from April 20, 2009 (inception) to September 30, 2010, respectively.  During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In November 2009, March 2010 and May 2010, the Company received $39,925, $955 and $43,887 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sublicensing and sale of the Manthey Redmond Eco-Engine, (3) additional capital injection from Manthey Redmond (Aust) pertaining to the Investment Agreement, and (3) short-term borrowings from shareholders or related party when needed.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

PART II. OTHER INFORMATION

Item 6. Exhibits

     (a) Exhibits

Exhibit
Number	Description
EX. 31	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act.
EX. 32	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANTHEY REDMOND CORPORATION.
(Registrant)

Date: November 9, 2010	By:	/s/ Steven Charles Manthey
Steven Charles Manthey
Director, President and
Chief Executive Officer