Form 10-K
period 2010-12-31
MANTHEY REDMOND Corp
filed 2011-04-04
CIK 1471089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-1471089

MANTHEY REDMOND CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware	26-4722406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10940 Wilshire Boulevard, Suite 1600
Los Angeles CA	90024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 443-4116

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered

Common Stock, $0.01 par value	Over-The-Counter Bulletin Board

Securities registered pursuant to Section 12(g): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☒ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as of June 30, 2010 was zero.

As of March 28, 2011, the outstanding number of shares of the Registrant’s common stock, par value $0.01 per share was 10,250,000.

Documents incorporated by reference: none

MANTHEY REDMOND CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Table of Contents

PART I

1.	Business	3
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	11
2.	Properties	11
3.	Legal Proceedings	11
4.	(Removed and reserved)	11

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
6.	Selected Financial Data	12
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A.	Quantitative and Qualitative Disclosures about Market Risk	14
8.	Consolidated Financial Statements and Supplementary Data	14
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
9A.	Controls and Procedures	14
9B.	Other Information	15

PART III
10.	Directors, Executive Officers and Corporate Governance	15
11.	Executive Compensation	16
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
13.	Certain Relationships and Related Transactions, and Director Independence	17
14.	Principal Accounting Fees and Services	17

PART IV
15.	Exhibits and Financial Statement Schedules	17
16.	SIGNATURES	18

PART I

Item 1.      Business

Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K contains forward-looking statements that reflect our estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would” and similar expressions. These forward-looking statements are based on information available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward- looking statements we make in this Annual Report. The discussion in the section “Risk Factors” in Item 1A. of this Annual Report highlight some of the more important risks identified by management but should not be assumed to be the only factors that could affect our future performance. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (SEC). Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should not place undue reliance on any forward-looking statements. Risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Unless otherwise indicated or required by the context, as used in this Annual Report on Form 10-K, “MRC” and the terms “Company,” “we,” “our” and “us” refer to Manthey Redmond Corporation. Manthey Redmond Corporation and MRC are either registered trademarks or trademarks of Manthey Redmond Corporation. in the United States and/or other countries. All other trademarks, service marks or trade names (if any) referred to in this Annual Report are the property of their respective owners.

General

Manthey Redmond Corporation (MRC) is a development stage company incorporated in Delaware in April, 2009, to exploit and market certain internal combustion engine technology now leased by it from its Australian affiliate, Manthey Redmond (Aust) Pty Limited.  Manthey Redmond (Aust) Pty Limited., an Australian corporation ("Manthey Redmond (Aust)"), is the owner and developer of  the Manthey Redmond Eco-Engine, a fuel-efficient, lightweight, low-emission, multi-fuel engine smaller and less expensive than conventional internal combustion engines initially targeted for marine applications.

The Company has entered into two agreements with Manthey Redmond (Aust):  (i) the licensing agreement for the development, manufacture, use, sale, and sublicense of the Manthey Redmond Eco-Engine and all developed technology and products related to the technology (the "Technology") for a royalty payment to Manthey Redmond (Aust) of 5% of annual gross profits and (ii) an investment agreement by which Manthey Redmond (Aust) will fund the Company with monthly payments of $40,000, up to a maximum of $4,200,000 to assist the Company in its commercialization and development of the Technology.  These two agreements and the development agreement discussed below are with Australian affiliates that are owned and controlled by the officer and directors of the Company.

MRC has also entered into a development agreement with Manthey Holdings Pty Limited for the non-exclusive use of  Manthey Holdings' engineering facility and employees for research and development of and related to the Technology for a monthly fee of $30,000.  Manthey Holdings is a 29.6% shareholder in the Company.  The Company anticipates that it will endeavor to form co-development agreements and/or license agreements to succeed the development agreement.  However, in the event that such relationships are not developed or not developed sufficiently to manufacture and develop the engines, the Company maintains a direct relationship with the Manthey Holding's facility which contemplates the possible extension of the development agreement.

Although the Technology is leased from an Australian company and the research and development facility is outsourced to Australia, MRC intends to market the Technology principally in the United States and will seek to form alliances with U.S. based manufacturers for such market development.  The Company will, at least initially, utilize the facilities of its Australian affiliate for the research, design and development of the Technology but the focus of such research, design and development will be for use and success of the Technology and Eco-Engine in the American market.  Although outsourcing the research and manufacturing., the Company anticipates building its sales and marketing network in the United States with a business plan and focus directed to the U.S. market.

In addition to the revenue provided by Manthey Redmond (Aust), Manthey Redmond (US) will seek to raise revenue through co-development and co-licensing agreements with manufacturers principally located in the United States.  Manthey Redmond (US) intends to market and sell the Manthey Redmond Eco-Engines in the United States and to develop the sale of such engines for use in the stationary generator market in the United States.  To develop such market, Manthey Redmond (US) intends to commence private demonstrations of its prototype engines targeted to manufacturers of internal combustion engines, government agencies engaged in internal combustion engine research and development, and other consumers, including governmental, of internal combustion engines.  The Company has not entered into any co-development or co-licensing agreements with manufacturers in the United States as of the date of this filing.

The Company anticipates that Steven Manthey, President of the Company, will conduct most of such demonstrations.  Steven Manthey resides outside the United States and when he is not in the U.S., the business operations of the Company are conducted outside the U.S. as well.  Likewise, prototypes built pursuant to the Development Agreement will be built in Australia until transported to the United States for the demonstrations or pursuant to a sale or other commercial agreement.  Accordingly, the Company has no assets in the United States as of the date of this filing but maintains an executive office suite in Los Angeles, California, to develop as its American company headquarters.

By securing the use of the research and development facility, MRC will be able to develop prototypes tailored to specific applications, such as the stationary generator market, outboard and inboard marine market, heavy freight vehicle market, construction and rail vehicle markets and agricultural vehicle market.  The research and development facility has the capability to manufacture these tailored products on a commercial scale thereby allowing MRC to market and sell the engines directly without utilizing other manufacturers.  Management realizes possible inherent limitations associated with having a facility situated in Australia, but it believes that it can initially meet production requirements from this facility and as demand increases, it can establish manufacturing facilities within the United States.

The Agreements

The two agreements with Manthey Redmond (Aust) contain no restrictions on the Company on how to develop and commercialize the Technology but pursuant to the patent licensing agreement the Company is obligated to cover all costs associated with the protection of the Technology including patent application and maintenance fees.  The Company is not obligated to use funds received under the investment agreement to pay obligations owed under the patent license agreement or development agreement if it were able to raise funds elsewhere.  However, until such time as the Company can develop another source of revenue to meet its patent license and development agreement obligations, it will be necessary for it to use the funds from the investment agreement to pay those obligations.  Pursuant to the development agreement with Manthey Holdings, the Company is obligated to fund the ongoing development of the Technology by its inventor, Steven Charles Manthey, the president and a director of the Company.  The development agreement with Manthey Holdings not only secures the non-exclusive use of a development facility, but also ensures the ongoing involvement of Steven Charles Manthey, its sole director and shareholder.  Payments under the development agreement to Manthey Holdings were scheduled to commence in November, 2009 to coincide with the delivery of the newest prototype.

Steven Charles Manthey is the president and a director of the Company and beneficial owner of 29.6% of the Company's outstanding shares.  He is also the sole officer, director and shareholder of Manthey Holdings, the company with which the Company has the development agreement.

In regard to Manthey Redmond (Aust), the source of the Company's current funding, and Manthey Redmond Corporation,  the board of directors of each company is identical, namely consisting of Steven Charles Manthey, Geoffrey Redmond and Timothy John Eric Redmond.

Until such time as MRC is able to enter into co-development or co-licensing agreements or to develop a sales market for its engines, it is financially reliant on the funding provided by the agreements entered into with Manthey Redmond (Aust).

Given that the composition of the boards of directors of Manthey Redmond (Aust) and Manthey Redmond (US) is identical, there is a risk that the directors could vary or cancel the terms of the Investment Agreement by which Manthey Redmond receives its current funding and thereby compromise the capacity of Manthey Redmond (US) to continue its development and operations if it has not by such time secured other sources of revenue.

The principal offices of the Company are located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 and its telephone number is 310-443-4116.

The Technology

The Manthey Redmond Eco-Engine is a newly-developed, fuel-efficient, lightweight, low-emission, multi-fuel engine smaller and less expensive than conventional internal combustion engines.  The Technology will be initially targeted for use in marine engines (both inboard and outboard engines) but is also applicable to, and will be marketed to, the stationary generator market, heavy freight vehicle market, construction vehicle market, locomotive market and agricultural vehicle market.  During the three years in development, three prototypes of the Technology have been produced with the third prototype to be available for demonstration in the U.S. market in 2011.  The three year development period has been supervised by the inventor of the Technology (Steven Charles Manthey) and the three prototypes have operated without any critical component failure.  Like other newly-developed technology, the Technology runs the risk that the ultimate level of advancement from development will not be sufficiently superior to existing technology to warrant market place advantage.  Management believes, from the results of its prototype testing and comparison of the Technology to current internal combustion engines, that internal combustion engines developed from the Technology are capable of halving the size of internal combustion engines currently available in the market and dramatically reducing the weight.  Management believes that the Technology's sustainable advantage arises from the reduction in uses of natural resources to build and fuel internal combustion engines and the related reduction in emissions.

Item 1A.           Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Annual Report.

Risks Related to Our Business and Industry

We face competition and technological advances by competitors. There is significant competition among companies that design and manufacture internal combustion engines.  Newly developed products could be more mechanically efficient and/or cost efficient than our current or future products. We also face indirect competition from vehicles using alternative fuels such as electricity.

We depend on intellectual property and the failure to protect our intellectual property could adversely affect our future growth and success.

We rely on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with affiliates, employees, customers, partners and others to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application, and, despite precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.

We do not know whether any patents will be issued from pending or future patent applications or whether the scope of the issued patents is sufficiently broad to protect our technologies or processes. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S.

As part of our confidentiality procedures, we generally have entered into nondisclosure agreements with affiliates, employees, consultants and corporate partners. We also have attempted to control access to and distribution of our technologies, documentation and other proprietary information. We plan to continue these procedures. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. The steps that we have taken and that may occur in the future might not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect the proprietary rights as fully as in the U.S.

There can be no assurance that we will be successful in protecting our proprietary rights. Any infringement upon our intellectual property rights could have an adverse effect on our ability to develop and sell commercially competitive internal combustion engines.

Potential for revenue may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our potential for revenue and results of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products.
•	The timing and size of customer purchases.
•	Customer and/or business partners concerns about the stability of our business which could cause them to seek alternatives to our solutions and products.
•	Increases in raw material costs
•	loss of key engineering personnel
•	loss of key executive personnel

Failure to attract and retain key personnel could have a material adverse effect on our future success.
Our success depends, in part, on our ability to attract and retain future key personnel, additional qualified management, marketing, scientific and engineering personnel, and develop and maintain relationships with research institutions and other outside consultants. The loss of key personnel (including the loss of key personnel employed by or contracted to Manthey Holdings Pty Ltd) or the inability to hire or retain qualified personnel, or the failure to assimilate effectively such personnel, could have a material adverse effect on our business, operating results and financial condition.

The Company is a development-stage company with no operating history of its own

Because the Company is a development-stage company with no operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan.  The Company has limited financial results upon which an investor may judge its potential. The likelihood of its success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which it will operate. Since MRC does not have a substantial operating history, it cannot assure an investor that its business will be profitable or that it will ever generate sufficient revenues to meet its expenses and support its anticipated activities.

The Investment Agreement between the Company and Manthey Redmond (Aust) Pty Ltd is governed by and enforceable under the laws of Queensland, Australia and the Company's officer and directors control Manthey Redmond (Aust), therefore if Manthey Redmond (Aust) were to breach its agreement to fund the Company there may be little or no likelihood that the officer and director would seek its enforcement and even if they chose to so enforce such enforcement of the $40,000 monthly investment payment may be difficult or impossible.

Pursuant to the investment contract between the Company and Manthey Redmond (Aust) Pty Ltd, Manthey Redmond (Aust) makes a monthly payment to the Company of $40,000 for assistance in the development and commercialization of the Technology.  Should Manthey Redmond (Aust) Pty Ltd stop making or reducing such investment payments, the Company would be required to enforce the contract in Queensland, Australia and such enforcement may be too costly for the Company to undertake.  Also, because the directors and controlling shareholders of Manthey Redmond (Aust) are also the directors of the Company, a conflict may exist and the directors of the Company may determine, in breach of their duty to the Company, not to attempt to enforce the Investment Agreement.  In addition, if the Company determined to enforce the contract in Queensland, Australia, it may be at a significant disadvantage as such long distance legal matter may be difficult to pursue and difficult to obtain a favorable judgment. The  loss of funding source for the Company would impact its ability to proceed with its business plan in developing and marketing the commercial applications of the Eco-Engine and developing additional technology.

Previous payments made by the Redmond Family Holdings provide no assurance that such payments will continue.

Redmond Family Holdings has provided at least $50,000 per month to Manthey Redmond (Aust) since October 2007.  This payment is the source of funds by which Manthey Redmond (Aust) intends to meet its contractual obligation pursuant to the Investment Agreement to fund the Company $40,000 per month.  History of the payments by the Redmond Family Holdings is not a guarantee such payments will continue.  Unforeseen circumstances or other changes may, for whatever reason, make the Redmond Family Holdings unable or unwilling to continue such monthly payments.  The Company has a contractual right to the continuation of these payments, but enforcement of such contract may be difficult if not impossible if such contract were breached.

The success of the development and manufacturing of the Technology by the Company is unknown and contains many inherent risks.

The company is dependent upon the performance and ultimate marketability of the Technology which is untested in the market place.  The continuing development stage of the Technology and related internal combustion engines may reveal failures in the Technology presently unknown and unanticipated by the Company and that can not be resolved with adequate research and development. Such failures may not be immediately readily apparent and may occur only after engines are placed in different applications or different climates throughout the world.  Likewise, at the manufacturing stage, development and/or cost issues may arise presently unknown or unanticipated by the Company that render the production of engines based on the Technology on a commercial scale impractical.

The Company may not be able to market the Technology as easily and readily as it currently anticipates.

The internal combustion engine market is a highly competitive market and new technology related to the internal combustion engine attempting to make engines more fuel efficient and more economical appears on the market frequently.  The successful marketing of the Technology will depend on the ability of the Company to demonstrate sustainable advantages over existing proven and other newly developed technology and the ability of the Company to fund the marketing of these advantages.  The Company believes that its Technology is highly competitive and provides provable and sufficient advantages but the Company cannot predict what new technology is being developed that may impact on the Company's Technology and make it less attractive.

The controlling directors and beneficial shareholders of Manthey Redmond (Aust) Pty Ltd are the directors and officers of the Company which creates a conflict of interest.

The directors and beneficial and controlling shareholders of Manthey Redmond (Aust) are Steven Charles Manthey, Timothy John Eric Redmond and Geoffrey Redmond who are also the directors of the Company.  As such they control the actions of Manthey Redmond (Aust).  If for any reason, they should determine not to continue the research, development and commercialization of the Manthey Redmond Eco-Engine, they could effect Manthey Redmond (Aust) board action to terminate or breach the agreements with the Company providing the monthly investment of $40,000 and the licensing rights to the patent Eco-Engine and Technology; and as directors of the Company, they would also be in a position to determine whether to pursue legal enforcement of either or both of the agreements. In effect, they could breach the development agreement and/or the patent licensing agreement with the Company with no likely enforcement actions.  As directors of the Company, Messrs. Redmond and Mr. Manthey have an obligation and duty to act in the best interests of the Company and make the best business judgment for it; however, they each have this same duty and obligation to Manthey Redmond (Aust) as directors of it as well and a breach of the agreements with the Company may be in the best interests and be the best business judgment for that company despite its ramifications to the Company.  This would result in a conflict between the two companies and the directors would be in a position to have to assist one at the expense of the other.

The sole officer and two directors of the Company beneficially own and will continue to own a majority of the Company's common stock and, as a result, can exercise control over shareholder and corporate actions.

The three directors (one of whom is the sole officer) of the Company own 57.7% of the Company's outstanding common stock.  As such, they are able to control matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions.  A director is required to act in the best interest of the company and to make his best business judgments based on such best interests of the company in approving corporate actions.  As a director, and when voting on matters under consideration by the board of directors, the directors have a duty to act in the best interests of the Company; there is no such required duty when acting as shareholders or voting on matters under consideration by shareholders.

The directors and executive officers all reside outside the United States which may inhibit the ability of investors to bring any legal action or to enforce or collect on any favorable judgement that in such case may be received.

All the directors and the executive officer of the Company reside outside of the United States which may compromise the ability of investors to enforce their legal rights or effect service of process upon directors or executive officer or enforce civil or criminal judgments of United States courts against the Company, its directors or executive officer. Likewise, other than the cash on hand, as of  the date of the registration statement, the Company has no assets in the United States. In addition, the Company's  licensed research facility is located outside the United States and the jurisdiction of the United States legal system.  This may render any monetary penalty (whether civil or criminal in nature) obtained by any investor for any reason against the Company or any of its directors or executives difficult if not impossible to enforce.

As the Technology licensed by the Company is not protected by patent, the Company may find it difficult to protect it or additional developments based on the Technology and competitors or others may develop or copy similar technology.

The Technology licensed by the Company is not protected by a patent.  There is no such thing as a world patent and the issuance of a patent in Australian does not necessarily prohibit others from using or developing the same technology. To protect its intellectual property, the Company will need to secure patent protection for the Technology under the Patent Cooperation Treaty (PCT) and also lodge separate patent applications in countries that are not members of the PCT. Under the PCT, member states, which include the United States and Australia, may initially lodge one application and all member states will recognize this application as recording a "priority date" for the invention. The Company has leased Technology that is the subject of a provisional patent lodged in Australia and as Australia is a member of the PCT, the Company's leased intellectual property can be secured by the prosecution of a full patent application under the PCT process. Should the PCT process not be correctly prosecuted, the Company may fail to secure a patent for the Technology in all jurisdictions covered under the PCT and this could give rise to commercial harm. Likewise, if the Company becomes unable to fund the prosecution of the PCT process, or fund patent application process in non-member countries, the Company would fail to secure ongoing patent protection for the Technology and this could give rise to commercial harm. Moreover, to mitigate against the risk of circumvention of its intellectual property, the Company will need to ensure that all initial demonstrations of the technology are conducted on a private and confidential basis and that confidentiality agreements are entered into with organizations seeking to view and evaluate the Technology.

The Company is a development stage company and has a correspondingly small financial and accounting organization. Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified directors.

The Company is a development stage company with a newly formed and developing finance and accounting organization; the rigorous demands of being a public reporting company will require a large and experienced finance and accounting group. As a public company, the Company will be subject to the reporting requirements of the Securities Exchange Act of 1934. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company's personnel, systems and resources.

The Securities Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

Government regulation could negatively impact the technology.

The Manthey Redmond Eco-Engine has been developed to comply and surpass environmental standards and regulations for  air, water and noise as well as meet and surpass regulations and guidelines for fuel efficiency and consumption.  However, unforeseen changes in these regulations and standards could have an impact on the business if any such changes were not able to be met by the Eco-Engine.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The company has an office in Sydney, Australia. On July 10, 2009, the Company also entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1050. The lease term is month-to-month having commenced on  August 3, 2009.

Item 3.   Legal Proceedings

We are not involved in any legal proceedings.

Item  4.  (Removed and reserved)

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the OTC- Bulletin Board under the trading symbol “MHYR”.

Holders
As at March 28, 2011, there are 74 shareholders.

Item 6.   Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

Statements of Operations Data

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was formed on April 20, 2009 and is a development stage company with no operating revenues or profits.  The Company has developed three prototypes of the Manthey Redmond Eco-Engine which will be tested for performance validation by government agencies and academic institutions.  After validation of the tests, the Company will market the Eco-Engine to manufacturers in the United States, Australia and around the World.

Expenses and Capital Expenditures

Other than the development agreement for use of the testing facilities at Manthey Holdings, the Company has not incurred any large expenses nor made or planned any large capital expenditures.

Results of Operations

For the year ending December 31, 2010 and for the period from April 20 (inception) to December 31, 2009:

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the year ended December 31, 2010 and for the period from April 20, 2009 (inception) to December 31, 2009, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2011.  The Company received the updated prototype of the Eco-Engine in the fourth quarter of 2010 and testing is being conducted on the engine at present.  Throughout 2011 the Company intends to begin selective and proprietary marketing of the engine to potential end users and manufacturers and to possible interested joint venture partners.  The Company incurred $406,678 and $78,672 operating expenses for the year ending December 31, 2010 and for the period April 20 to December 31, 2009, respectively, which primarily consisted of research and development expense of $360,000 and $410,000, professional services of $33,488 and $31,503, and rent expense of $12,596 and $5,417, respectively.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expenses of $360,000 incurred pursuant to the Development Agreement in the final quarter of 2010 were not paid and were recorded as accrued expense.

Liquidity and Capital Resources

The following summarizes the key component of the company’s cash flows for the year ended December 31, 2010 and the period from April 20, 2009 (inception) to December 31, 2010:

Net cash used in operating activities was $47,728 and $75,445 for the year ended December 31, 2010 and for the period from April 20, 2009 (inception) to December 31, 2009, respectively, which were mainly driven by net losses in the amount of $406,678 and $78,673, partially offset by increases in accrued expense and other liabilities in the amount of $358,950 and $4,278, respectively.  Increases in accrued expense and other liabilities were primarily to record unpaid research and development expenses to Manthey Holdings Pty Ltd  pursuant to the Development Agreement.

Net cash provided by financing activities was $44,842 and $79,900 for the year ended December 31, 2010 and for the period from April 20, 2009 (inception) to December 31, 2009, respectively.  During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In November 2009, March 2010 and May 2010, the Company received $39,925, $955 and $43,887 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sublicensing and sale of the Manthey Redmond Eco-Engine, (3) additional capital injection from Manthey Redmond (Aust) pertaining to the Investment Agreement, and (4) short-term borrowings from shareholders or related party when needed.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Factors Affecting our Business and Prospects

See Item 1A. “Risk Factors.”

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

In the opinion of management, with the exception of exposure to current turmoil in the capital markets, we are not subject to any significant market risk exposure.

Item 8.   Consolidated Financial Statements and Supplementary Data

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS
December 31, 2010

Financial Statements:

Balance Sheets	.F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Manthey Redmond Corporation:

We have audited the accompanying balance sheet of Manthey Redmond Corporation (the “Company”) (a development stage company) as of December 31, 2010 and 2009, and the related statement of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2010 and for the period from April 20, 2009 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manthey Redmond Corporation as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from April 20, 2009 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 of the financial statements, the Company has been in the development stage since its inception (April 20, 2009) and continues to incur expenses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KCCW Accountancy Corp.

Diamond Bar, California
March 21, 2011

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

BALANCE SHEETS

Assets	As of December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$1,569	$4,455

Other Assets	1,050	1,050

Total Assets	$2,619	$5,505

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expense	$363,227	$4,278
Other payable - related party	38,950	38,950
Total Current Liabilities	402,177	43,228

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	84,767	39,925
Accumulated deficit	(485,351)	(78,672)
Total Stockholders' Deficit	(399,559)	(37,722)

Total Liabilities and Stockholders' Deficit	$2,619	$5,505

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2010	For The Period From April 20, 2009 (Inception) to December 31, 2009	For The Period From April 20, 2009 (Inception) to December 31, 2010

Net revenue	$-	$-	$-

Operating expenses
Research and development expense	360,000	41,000	401,000
Professional services	33,488	31,503	64,991
Rent expense	12,596	5,417	18,013
Other	594	752	1,346
Total operating expenses	406,678	78,672	485,350

Net loss	$(406,678)	$(78,672)	$(485,350)

Net loss per common share - basic and diluted	$(0.04)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	8,575,697	23,276,892

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Total
			Accumulated	Capital	Stockholders'
	Shares	Amount	Deficit	Contribution	Equity

Balance at April 20, 2009 (Inception)	-	$-	$-	$	$-

Issuance of common stock	10,250,000	1,025	-		1,025

Net loss for the period ended December 31, 2009	-	-	(78,672)		(78,672)

Capital contribution				39,925	39,925

Balance at December 31, 2009	10,250,000	$1,025	$(78,672)	$39,925	$(37,722)

Net loss for the period ended December 31, 2010			(406,678)		(406,678)

Capital contribution				44,842	44,842

Balance at December 31, 2010	10,250,000	$1,025	$(485,351)	$84,767	$(399,559)

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2010	For The Period From April 20, 2009 (Inception) to December 31, 2009	For The Period From April 20, 2009 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(406,678)	$(78,673)	$(485,350)
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in assets:
Other assets	-	(1,050)	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	358,950	4,278	363,227
Net cash used in operating activities	(47,728)	(75,445)	(123,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	38,950	38,950
Proceeds from issuance of common stock	-	1,025	1,025
Capital contribution	44,842	39,925	84,767
Net cash provided by financing activities	44,842	79,900	124,742

NET INCREASE IN CASH & CASH EQUIVALENTS	(2,885)	4,455	1,569

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,455	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,569	$4,455	$1,569

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At December 31, 2010, the balance did not exceed the federally insured limit. As of December 31, 2010 and December 31, 2009, cash and cash equivalent amounted to $1,569 and $ 4,455, respectively.

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

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At December 31, 2010, there were no potentially dilutive securities.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009.  For the year ended December 31, 2010, the Company incurred $360,000 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2010	2009
Accrued research and development expense – related party	$362,177	$3,228
Accrued rent	1,050	1,050
Total	$363,227	$4,278

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

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of December 31, 2010 and December 31, 2009.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

(b)
Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

(c)
Changes in Internal Control over Financial Reporting.  The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the year. We continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2010.

Item 9B.            Other Information

None.

Part III

Item 10.           Directors, Executive Officers and Corporate Governance

 The following table sets forth information regarding the members of the company’s board of directors and its executive officers:

			Date of Directorship
Name	Age	Position	commencement

Steven Charles Manthey	49	President/CEO	April 24, 2009

Timothy John Eric Redmond	46	Director	April 24, 2009

Geoffrey Redmond	52	Director	April 24, 2009

The number of directors to compose the company’s Board of Directors is not fewer than one nor more than five. Directors do not receive any compensation. Directors may be shareholders of the company.

The directors serve until the annual meeting of the shareholders and until their respective successors have been elected and qualified or until death, resignation, removal or disqualification.

The company’s by-laws provide that the number of directors to serve on the Board of Directors may be established, from time to time, by action of the Board of Directors. Vacancies in the existing Board are filled by a majority vote of the remaining directors on the Board. The company’s executive officers are appointed by and serve at the discretion of the Board.

Committees and Terms

The Board of Directors has not established any committees.

The Board has not resolved to set a date for its annual meeting of shareholders.

Item 11.            Executive Compensation

Steven Charles Manthey is the sole officer of the Company. Mr Manthey has not received any remuneration from the company but is the sole shareholder and director of Manthey Holdings Pty Ltd and is the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares of the company’s common stock owned by it. Pursuant to the development agreement, Manthey Holdings Pty Ltd receives $30,000 per month from the company for use of its testing and research facilities.

Anticipated officer and director remuneration

Although not presently offered, the company anticipates that its officers and directors may be provided with a group health, vision and dental insurance program along with director and officer indemnity insurance.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of this Form 10K regarding the beneficial ownership of the company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

	Number of shares
Position	of common stock		Percentage of Class

Steven Charles Manthey, president/director	3,040,000	(2)	29.6%

Timothy John Eric Redmond Director	2,590,800	(3)	25.2%

Geoffrey Redmond Director	2,880,800	(4)	28%

North American Motors (5)	600,000		6%

(1)	The total number of outstanding shares of common stock as of March 28, 2011 is 10,250,000.
(2)
Manthey Holdings Trust owns 3,040,000 shares; Manthey Holdings Pty Ltd serves as the trustee for the Manthey Holdings Trust. Steven Charles Manthey is the sole shareholder and director of Manthey Holdings Pty Ltd and is the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the shares owned by it.

(3)
The Redmond Family Investment Trust owns 2,590,800 shares; Redmond Family Holdings Pty Ltd serves as the trustee for the Redmond Family Investment Trust. Timothy John Eric Redmond and Geoffrey Redmond are the only shareholders and directors of Redmond Family Holdings Pty Ltd and are the sole beneficiaries of such trust and may therefore be deemed to be the beneficial owner of those shares.

(4)
The Redmond Family Investment Trust owns 2,590,800 shares; Redmond Family Holdings Pty Ltd serves as the trustee for the Redmond Family Investment Trust. Timothy John Eric Redmond and Geoffrey Redmond are the only shareholders and directors of Redmond Family Holdings Pty Ltd and are the sole beneficiaries of such trust and may therefore be deemed to be the beneficial owner of those shares. Alison Redmond, wife of Geoffrey Redmond, owns 290,000 shares of the company’s common stock.

(5)
NAM Trust No. 1 owns 600,000 shares; North American Motors Pty Ltd serves as the trustee for the NAM Trust No. 1. Steven Charles Manthey is the sole director and a beneficiary under the NAM Trust No. 1 and may therefore be deemed to be the beneficial owner of those shares.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

Timothy John Eric Redmond and Geoffrey Redmond are brothers and are the sole directors and shareholders of Redmond Family Holdings Pty Ltd which owns 360 shares (40%) of the 900 outstanding shares of Manthey Redmond (Aust) Pty Ltd. In 2007, Redmond Family Holdings Pty Ltd (or its predecessor in title) agreed to invest $50,000 monthly in Manthey Redmond (Aust) Pty Ltd for research and development of the Manthey Redmond Eco-engine. Manthey Redmond (Aust) Pty Ltd has entered into an investment agreement with the company to invest $40,000 monthly to continue research, development, commercialization of the Eco-engine.

Steven Charles Manthey is the sole director and shareholder of Manthey Holdings Pty Ltd which owns 540 shares (60%) of the 900 shares of Manthey Redmond (Aust) Pty Ltd. The company has entered into an agreement with Manthey Holdings Pty Ltd for use of its research facility, staff and prototype testing for a monthly fee of $30,000.

During its initial organization, the company received $38,950 in advances from Manthey Redmond (Aust) Pty Ltd not pursuant to the Investment Agreement and, as such, is a loan interest free, which, unlike the funds received from the Investment Agreement, must be repaid. No formal loan terms were established but the company intends to repay the loan as soon as possible.

Item 14.            Principal Accounting Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the year ended December 31, 2010 and the period from April 20, 2009 (inception) through December 31, 2009:

	2010	2009
Audit Fees	$16,000	$8,500
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services by KCCW that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.  We incurred these fees in connection with registration statements, financing, and acquisition transaction.

KCCW did not bill any other fees for services rendered to us during the year ended December 31, 2010 and for the period from April 20, 2009 (inception) through December 31, 2009 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

Audit of Financial Statements

During the year ended December 31, 2010 and the period from April 20, 2009 (inception) through December 31, 2009, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

Item 15.            Exhibits and Financial Statement Schedules (a)

(1) Financial Statements
 The Financial Statements required by Part II, Item 8 of this Form 10-K are set forth above.

Other schedules have been omitted because of the absence of the conditions under which they are required or because the required information where material is shown in the consolidated financial statements or the notes thereto.

SIG NATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MANTHEY REDMOND CORPORATION

By: /s/ Steven Charles Manthey  Date: March 28, 2010
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Manthey Redmond Corporation and in the capacities and on the date indicated have duly signed this report below.

/s/Steven Charles Manthey
Chief Executive Officer, President and Director

/s/ Geoffrey Redmond,
Director

/s/ Timothy John Eric Redmond,
Director