Form 10-Q
period 2011-03-31
MANTHEY REDMOND Corp
filed 2011-05-16
CIK 1471089

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to
Commission file number: 333-161600

MANTHEY REDMOND CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware	26-4722406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10940 Wilshire Boulevard, Suite 1600	90024
Los Angeles CA	(Zip Code)
(Address of principal executive offices)

(310) 443-4116
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

 As of May 12, 2011, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

MANTHEY REDMOND CORPORATION.
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2011

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. [Removed and Reserved]	15
Item 5. Other Information	15
Item 6. Exhibits	15
SIGNATURES	16
EX-31.1
EX- 31.2
EX-32.

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
BALANCE SHEETS

Assets	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,295	$1,569
Prepaid Expense	10	-
Total Current Assets	1,305	1,569

Other Assets	1,050	1,050

Total Assets	$2,355	$2,619

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense	$-	$1,050
Accrued expense - related party	452,177	362,177
Other payable - related party	38,950	38,950
Total Current Liabilities	491,127	402,177

Stockholders' Equity
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	134,313	84,767
Accumulated deficit	(624,110)	(485,351)
Total Stockholders' Equity	(488,772)	(399,558)

Total Liabilities and Stockholders' Equity	$2,355	$2,619

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31, 2011	For The Three Months Ended March 31, 2010	For The Period From April 20, 2009 (Inception) to March 31, 2011

Net revenue	$-	$-	$-

Operating expenses
Research and development expense	90,000	90,000	491,000
Professional services	43,832	-	108,823
Rent expense	3,299	3,527	21,312
Other	1,628	792	2,974
Total operating expenses	138,760	94,319	624,110

Net loss	$(138,760)	$(94,319)	$(624,110)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	9,650,499

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31, 2011	For The Three Months Ended March 31, 2010	For The Period From April 20, 2009 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,760)	$(94,319)	$(624,110)
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in assets:
Prepaid Expense	(10)	-	(10)
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	88,950	88,950	452,177
Net cash used in operating activities	(49,820)	(5,369)	(172,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Capital contribution	49,546	955	134,313
Net cash provided by financing activities	49,546	955	174,288

NET INCREASE IN CASH & CASH EQUIVALENTS	(274)	(4,414)	1,295

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,569	4,455	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,295	$41	$1,295

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2010.  The results of the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Fiscal Year

The fiscal year of the Company is January 1 to December 31.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At March 31, 2011, the balance did not exceed the federally insured limit.  As of March 31, 2011 and December 31, 2010, cash and cash equivalent amounted to $1,295 and $1,569, respectively.

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

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At March 31, 2011, there were no potentially dilutive securities.

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

In November 2009, March 2010, May 2010, January 2011 and March 2011, the Company received $39,925, $955, $43,887, $29,596 and $19,950 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009.  For the three months ended March 31, 2011 and 2010, the Company incurred $90,000 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense, respectively.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Accrued research and development expense – related party	$452,177	$362,177
Accrued rent	-	1,050
Total	$452,177	$363,227

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

In November 2009, March 2010, May 2010, January 2011 and March 2011, the Company received $39,925, $955, $43,887, $29,596 and $19,950 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement (see Note 4), which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of March 31, 2011 and December 31, 2010.

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

Current Operations

 The Company was formed on April 20, 2009 and is a development stage company with no operating revenues or profits.  The Company has developed prototypes of the Manthey Redmond Eco-Engine which will be tested for performance validation by government agencies, potential joint venture partners and academic institutions.  After validation of the tests, the Company will market the Eco-Engine to manufacturers in the United States and overseas.

Expenses and Capital Expenditures

Other than the development agreement for use of the testing facilities at Manthey Holdings, the Company has not incurred any large expenses nor made or planned any large capital expenditures.

Results of Operations

Comparison of Results of Operations for the Three Months ended March 31, 2011 and the Three Months ended March 31, 2010:

	For The Three	For The Three
	Month Ended	Month Ended
	March 31, 2011	March 31, 2010	Change in $	Change in %
Net revenue	$-	$-	$-	-
Operating expenses
Research and development expense	90,000	90,000	-	-
Professional services	43,832	-	43,832	100%
Rent expense	3,299	3,527	(228)	-6%
Other	1,628	792	836	106%
Total operating expenses	138,760	94,319	44,441	47%
Net loss	$(138,760)	$(94,319)	$(44,441)	47%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months ended March 31, 2011 and 2010, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2011.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in the second quarter of 2011.  The Company incurred $138,760 operating expenses for the three months ended March 31, 2011 compared to $94,319 operating expenses incurred for the three months ended March 31, 2010, which primarily consisted of research and development expenses of $90,000 and professional services of $43,832 and rent expense of $3,299.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expense of $90,000 incurred pursuant to the Development Agreement was not paid during the three months ended March 31, 2011, which was recorded as accrued expense as of March 31, 2011.  Professional expenses for the three months ended March 31, 2011 mainly consisted of legal service fees of $13,940 for general corporate legal counsel, consulting fees of $11,000 for advisory of capital market operations, $5,400 of web service fees for designing a company intranet, and $3,900 agent fee for services to be provided for incorporating a subsidiary in Hong Kong.

Liquidity and Capital Resources

The following summarizes and compares the key component of the company’s cash flows for the three months ended March 31, 2011 and the three months ended March 31, 2010.

	2011	2010
Net cash used in operating activities	$(49,820)	$(5,369)
Net cash used in investing activities	-	-
Net cash provided by financing activities	49,546	955
Net decrease in cash and cash equivalents	$(274)	$(4,414)

Net cash used in operating activities of $49,820 for the three-month period ending March 31, 2011 was principally consisted of $43,832 professional services compared with $5,369 for the three-month period ending March 31, 2010.

Net cash provided by financing activities for the three-month period ending March 31, 2011 resulted from advances and capital contribution from Manthey Redmond (Aust) $49,546 pursuant to the Investment Agreement, which was recorded as additional paid-in capital as of March 31, 2011.

Net losses in the amount of $138,760 and $94,319 for the three-month periods ending March 31, 2011 and 2010 were partially offset by increases in accrued expense and other liabilities in the amount of $88,950, respectively.  Increases in accrued expense and other liabilities were primarily to record unpaid research and development expenses to Manthey Redmond (Aust) pursuant to the Development Agreement.

During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In November 2009, March 2010, May 2010, January 2011 and March 2011, the Company received $39,925, $955, $43,887, $29,596 and $19,950 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable

Item 2  Unregistered Sales of Equity Securities and use of proceeds

None

Item 3  Defaults upon senior securities

None

Item 4.  [removed and reserved]

Item 5. Other Information
not applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANTHEY REDMOND CORPORATION. (Registrant)

By:	/s/ Steven Charles Manthey
Steven Charles Manthey
Director, President and Chief Executive Officer

Date: May 16, 2011