Form 10-Q/A
period 2011-06-30
MANTHEY REDMOND Corp
filed 2011-09-06
CIK 1471089

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of August 22, 2011, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

MANTHEY REDMOND CORPORATION.

Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2011

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Unaudited Financial Statements	F-4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	7
Item 1A. Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3. Defaults Upon Senior Securities	8
Item 4. [Removed and Reserved]	8
Item 5. Other Information	8
Item 6. Exhibits	8
SIGNATURES	9

EX-31.1
EX- 31.2
EX-32.

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS
June 30, 2011

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$2,723	$1,569

Other Assets	1,050	1,050

Total Assets	$3,773	$2,619

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense	$-	$1,050
Accrued expense - related party	501,177	362,177
Other payable - related party	38,950	38,950
Total Current Liabilities	540,127	402,177

Stockholders' Equity
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized, 10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	154,313	84,767
Accumulated deficit	(691,693)	(485,351)
Total Stockholders' Equity	(536,355)	(399,558)

Total Liabilities and Stockholders' Equity	$3,773	$2,619

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	For The Period From April 20, 2009 (Inception) to June 30, 2011

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development expense	49,000	90,000	139,000	180,000	540,000
Professional services	8,592	6,599	52,424	7,349	117,415
Rent expense	3,416	3,398	6,725	6,925	24,738
Other	6,565	50	8,193	92	9,539
Total operating expenses	67,572	100,047	206,342	194,366	691,692

Net loss	$(67,572)	$(100,047)	$(206,342)	$(194,366)	$(691,692)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	10,250,000	10,250,000	9,718,038

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	For The Period From April 20, 2009 (Inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(206,342)	$(194,366)	$(691,692)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	137,950	180,000	501,177
Net cash used in operating activities	(68,392)	(14,366)	(191,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Capital contribution	69,546	44,842	154,313
Net cash provided by financing activities	69,546	44,842	194,288

NET INCREASE IN CASH & CASH EQUIVALENTS	1,154	30,476	2,723

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,569	4,455	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,723	$34,931	$2,723

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate.  In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009.  The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust.  The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust.  On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009.  As of June 30, 2011, the maximum amount of $540,000 has been reached under the Development Agreement with $501,177 remained unpaid and recorded as “accrued expenses – related party” on the balance sheet.

On June 23, 2011, the Company set up a wholly-owned subsidiary MRC Global Limited (“MRC Global”) in Hong Kong with registered capital of $1,284 (equivalent to HKD 10,000), the payment of which had not been remitted as of June 30, 2011.  The Company’s three (3) directors are also appointed as the three (3) directors of MRC Global.

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

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At June 30, 2011, the balance did not exceed the federally insured limit. As of June 30, 2011 and December 31, 2010, cash and cash equivalent amounted to $2,723 and $1,569, respectively.

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

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At June 30, 2011, there were no potentially dilutive securities.

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

In November 2009, March 2010, May 2010, January 2011, March 2011 and June 2011, the Company received $39,925, $955, $43,887, $29,596, $19,950 and $20,000 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the six month ended June 30, 2011, the Company incurred $139,000 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. As of June 30, 2011, the maximum amount of $540,000 has been reached under the Development Agreement with $501,177 remained unpaid and recorded as “accrued expenses – related party” on the balance sheet.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Accrued research and development expense – related party	$501,177	$362,177
Accrued rent	-	1,050
Total	$501,177	$363,227

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

In November 2009, March 2010, May 2010, January 2011, March 2011 and June 2011, the Company received $39,925, $955, $43,887, $29,596, $19,950 and $20,000 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement (see Note 4), which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of June 30, 2011 and December 31, 2010.

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

Results of Operations

Comparison of Results of Operations for the Three Months ended June 30, 2011 and the Three Months ended June 30, 2010:

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2011	June 30, 2010	$ Change	% Change

Net revenue	$-	$-	$-	0%

Operating expenses
Research and development expense	49,000	90,000	(41,000)	-46%
Professional services	8,592	6,599	1,993	30%
Rent expense	3,416	3,398	18	1%
Other	6,565	50	6,515	13029%
Total operating expenses	67,572	100,047	(32,475)	-32%

Net loss	$(67,572)	$(100,047)	$32,475	-32%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months ended June 30, 2011 and for the period from April 20, 2009 (inception) to June 30, 2011, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2011.  The Company it currently testing the latest prototype of the Eco-engine with field testing planned to commence in the second quarter of 2011.   The Company incurred $67,572 operating expenses for the three months ended June 30, 2011 compared to $100,047 operating expenses incurred for the three months ended June 30, 2010, which primarily consisted of research and development expenses of $49,000 and professional services of $8,592 and rent expense of $3,416.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expense of $49,000 incurred pursuant to the Development Agreement was not paid during the three months ended June 30, 2011, which was recorded as accrued expense as of June 30, 2011.

Comparison of Results of Operations for the Six Months ended June 30, 2011 and the Six Months ended June 30, 2010:

	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	$ Change	% Change

Net revenue	$-	$-	$-	0%

Operating expenses
Research and development expense	139,000	180,000	(41,000)	-23%
Professional services	52,424	7,349	45,075	613%
Rent expense	6,725	6,925	(201)	-3%
Other	8,193	92	8,101	8805%
Total operating expenses	206,342	194,366	11,976	6%

Net loss	$(206,342)	$(194,366)	$(11,976)	6%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the six months ended June30, 2011 and 2010, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2011.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in the second quarter of 2011.  The Company incurred $206,342 operating expenses for the six months ended June 30, 2011 compared to $194,366 operating expenses incurred for the six months ended June 30, 2010, which primarily consisted of research and development expenses of $139,000 and professional services of $52,424 and rent expense of $6,725.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expense of $139,000 incurred pursuant to the Development Agreement was not paid during the six months ended June 30, 2011, which was recorded as accrued expense as of June 30, 2011.  Professional expenses for the six months ended June 30, 2011 mainly consisted of legal service fees of $16,110 for general corporate legal counsel, consulting fees of $11,000 for advisory of capital market operations, $5,400 of web service fees for designing a company intranet, and $3,900 agent fee for services to be provided for incorporating a subsidiary in Hong Kong.

Liquidity and Capital Resources

The following summarizes and compares the key component of the company’s cash flows for the six months ended June 30, 2011 and the six months ended June 30, 2010.

	2011	2010
Net cash used in operating activities	$(68,392)	$(14,366)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$69,546	$44,842
Net increase in cash and cash equivalents	$1,154	$30,476

Net cash used in operating activities of $68,392 for the six-month period ending June 30, 2011 was principally consisted of $52,424 professional services compared with $14,366 for the six-month period ending June 30, 2010.

Net cash provided by financing activities for the six-month period ending June 30, 2011 resulted from advances and capital contribution from Manthey Redmond (Aust) $69,546 pursuant to the Investment Agreement, which was recorded as additional paid-in capital as of June 30, 2011.

Net losses in the amount of $206,342 and $194,366 for the six-month period ending June 30, 2011 and June 30, 2010 was partially offset by increases in accrued expense and other liabilities in the amount of $137,950 and $180,000, respectively.  Increases in accrued expense and other liabilities were primarily recorded as unpaid research and development expenses to Manthey Holdings Pty Ltd pursuant to the Development Agreement.

During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In November 2009, March 2010, May 2010, January 2011, March 2011 and June 2011 the Company received $39,925, $955, $43,887, $29,596, $19,950 and $20,000 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

Date: August 22, 2011