Form 10-Q
period 2011-09-30
MANTHEY REDMOND Corp
filed 2011-11-14
CIK 1471089

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐ No ☑

 As of November 14, 2011, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

 MANTHEY REDMOND CORPORATION.

Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2011

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	7
Item 1A. Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. [Removed and Reserved]	7
Item 5. Other Information	7
Item 6. Exhibits	7

SIGNATURES	8

EX-31.1
EX- 31.2
EX-32.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2011

MANTHEY REDMOND CORPORATION
(A Development Stage Company) BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,750	$1,569

Other Assets	1,050	1,050

Total Assets	$2,800	$2,619

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expense	$-	$1,050
Accrued expense - related party	507,227	362,177
Other payable - related party	38,950	38,950
Total Current Liabilities	546,177	402,177

Stockholders' Equity
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized, 10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	159,399	84,767
Accumulated deficit	(703,802)	(485,351)
Total Stockholders' Deficit	(543,378)	(399,558)

Total Liabilities and Stockholders' Deficit	$2,800	$2,619

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company) STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	For The Period From April 20, 2009 (Inception) to September 30, 2011
Net revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development expense	-	90,000	139,000	270,000	540,000
Professional services	8,129	16,194	60,553	23,543	125,544
Rent expense	3,364	4,486	10,089	10,361	28,102
Other	615	10	8,808	102	10,154
Total operating expenses	12,109	110,690	218,451	304,006	703,801

Net loss	$(12,109)	$(110,690)	$(218,451)	$(304,006)	$(703,801)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	10,250,000	10,250,000	9,772,443

The accompanying notes are an integral part of these financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company) STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	For The Period From April 20, 2009 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(218,451)	$(304,006)	$(703,801)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	144,000	270,000	507,227
Net cash used in operating activities	(74,451)	(34,006)	(197,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Capital contribution	74,632	44,842	159,399
Net cash provided by financing activities	74,632	44,842	199,374

NET INCREASE IN CASH & CASH EQUIVALENTS	181	10,837	1,750

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,569	4,455	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,750	$15,292	$1,750

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate.  In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009.  The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust.  The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust.  On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. The maximum amount of $540,000 has been reached in June 2011 under the development agreement, $502,227 of which has not been paid and was recorded as accrued expenses on the balance sheet as of September 30, 2011.

On June 23, 2011, the Company set up a wholly owned subsidiary MRC Global Limited in Hong Kong.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of Manthey Redmond Corporation have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

Fiscal Year

The fiscal year of the Company is January 1 to December 31.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At September 30, 2011, the balance did not exceed the federally insured limit. As of September 30, 2011 and December 31, 2010, cash and cash equivalent amounted to $1,750 and $1,569, respectively.

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

MANTHEY REDMOND CORPORATION
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At September 30, 2011, there were no potentially dilutive securities.

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

MANTHEY REDMOND CORPORATION
 (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

From November 2009 through September 2011, the Company received multiple capital injections totaled $159,399 from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the nine month ended September 30, 2011, the Company incurred $139,000 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. The maximum amount of $540,000 has been reached in June 2011 under the development agreement, $502,227 of which has not been paid and was recorded as accrued expenses on the balance sheet as of September 30, 2011.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Accrued research and development expense – related party	$502,227	$362,177
Accrued rent	-	1,050
Accrued professional fee	5,000	-
Total	$507,227	$363,227

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

From November 2009 through September 2011, the Company received multiple capital injections totaled $159,399 from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of September 30, 2011 and December 31, 2010.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date of September 30, 2011 through November 14, 2011, which is the date the financial statements were available to be issued.

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

Results of Operations

Comparison of Results of Operations for the Three Months ended September 30, 2011 and the Three Months ended September 30, 2010:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010	Change in $	Change in %
Net revenue	$-	$-	$-	0%

Operating expenses
Research and development expense	-	90,000	(90,000)	-100%
Professional services	8,129	16,194	(8,065)	-50%
Rent expense	3,364	4,486	(1,122)	-25%
Other	615	10	605	6055%
Total operating expenses	12,109	110,690	(98,581)	-89%

Net loss	$(12,109)	$(110,690)	$98,581	-89%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months ended September 30, 2011 and 2010, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2011.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in the second quarter of 2012.  The Company incurred $12,109 operating expenses for the three months ended September 30, 2011 compared to $110,690 operating expenses incurred for the three months ended September 30, 2010.  The total operating expenses for the three months ended September 30, 2011 primarily consisted of professional services of $8,129 and rent expense of $3,364.  The research and development expenses of $90,000 for the three months ended September 30, 2010 were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  The maximum amount of $540,000 has been reached in June 2011 under the development agreement, $502,227 of which has not been paid and was recorded as accrued expenses on the balance sheet as of September 30, 2011.  As a result, no research and development expense was recorded during the three months ended September 30, 2011.

Comparison of Results of Operations for the Nine Months ended September 30, 2011 and the Nine Months ended September 30, 2010:

	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	Change in $	Change in%

Net revenue	$-	$-	$-	0%

Operating expenses
Research and development expense	139,000	270,000	(131,000)	-49%
Professional services	60,553	23,543	37,010	157%
Rent expense	10,089	10,361	(272)	-3%
Other	8,808	102	8,706	8536%
Total operating expenses	218,451	304,006	(85,555)	-28%

Net loss	$(218,451)	$(304,006)	$85,555	-28%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the nine months ended September 30, 2011 and 2010, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2011.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in the second quarter of 2012.  The Company incurred $218,451 operating expenses for the nine months ended September 30, 2011 compared to $304,006 operating expenses incurred for the nine months ended September 30, 2010.  The total operating expenses for the nine months ended September 30, 2010 primarily consisted of research and development expenses of $139,000 and professional services of $60,553 and rent expense of $10,089.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expense of $139,000 incurred pursuant to the Development Agreement was not paid during the nine months ended September 30, 2011, which was recorded as accrued expense as of September 30, 2011.  Professional expenses for the nine months ended September 30, 2011 mainly consisted of legal service fees of $18,030 for general corporate legal counsel, consulting fees of $11,000 for advisory of capital market operations, $10,000 for accounting fees, $7,223 for stock related handling and filing fees, $5,400 of web service fees for designing a company intranet, and $3,900 agent fee for services to be provided for incorporating a subsidiary in Hong Kong.

Liquidity and Capital Resources

The following summarizes and compares the key component of the company’s cash flows for the nine months ended September 30, 2011 and the nine months ended September 30, 2010.

	2011	2010
Net cash used in operating activities	$(74,451)	$(34,006)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$74,632	$44,842
Net increase in cash and cash equivalents	$181	$10,837

Net cash used in operating activities of $74,451 for the nine-month period ending September 30, 2011 was principally consisted of $60,553 professional services compared with $23,543 for the nine-month period ending September 30, 2010.

Net cash provided by financing activities for the nine-month period ending Septmeber 30, 2011 resulted from advances and capital contribution from Manthey Redmond (Aust) $74,632 pursuant to the Investment Agreement, which was recorded as additional paid-in capital as of September 30, 2011.

Net losses in the amount of $218,451 and $304,006 for the nine-month periods ending September 30, 2011 and 2010 was partially offset by increases in accrued expense and other liabilities in the amount of $144,000 and $270,000, respectively.  Increases in accrued expense and other liabilities were primarily recorded as unpaid research and development expenses to Manthey Holdings Pty Ltd pursuant to the Development Agreement.

During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  From November 2009 through September 2011, the Company received multiple capital injections totaled $159,399 from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

MANTHEY REDMOND CORPORATION.
(Registrant)

Date: November 14, 2011	By:	/s/ Steven Charles Manthey
Steven Charles Manthey
Director, President and
Chief Executive Officer