Form 10-K
period 2011-12-31
MANTHEY REDMOND Corp
filed 2012-04-05
CIK 1471089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price as of June 30, 2011 was $23,307,500.

As of March 30, 2012, the outstanding number of shares of the Registrant’s common stock, par value $0.01 per share was 10,250,000.

Documents incorporated by reference: none

MANTHEY REDMOND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

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

The Technology

The Manthey Redmond Eco-Engine is a newly-developed, fuel-efficient, lightweight, low-emission, multi-fuel engine smaller and less expensive than conventional internal combustion engines.  The Technology will be initially targeted for use in marine engines (both inboard and outboard engines) but is also applicable to, and will be marketed to, the stationary generator market, heavy freight vehicle market, construction vehicle market, locomotive market and agricultural vehicle market.  During the three years in development, three prototypes of the Technology have been produced with the third prototype to be available for demonstration in the U.S. market in 2012.  The three year development period has been supervised by the inventor of the Technology (Steven Charles Manthey) and the three prototypes have operated without any critical component failure.  Like other newly-developed technology, the Technology runs the risk that the ultimate level of advancement from development will not be sufficiently superior to existing technology to warrant market place advantage.  Management believes, from the results of its prototype testing and comparison of the Technology to current internal combustion engines, that internal combustion engines developed from the Technology are capable of halving the size of internal combustion engines currently available in the market and dramatically reducing the weight.  Management believes that the Technology's sustainable advantage arises from the reduction in uses of natural resources to build and fuel internal combustion engines and the related reduction in emissions.

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

The Company is a development-stage company with no operating history of its own.

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

Pursuant to the investment contract between the Company and Manthey Redmond (Aust) Pty Ltd, Manthey Redmond (Aust) makes a monthly payment to the Company of $40,000 for assistance in the development and commercialization of the Technology.  Should Manthey Redmond (Aust) Pty Ltd stop making or reduce such investment payments, the Company would be required to enforce the contract in Queensland, Australia and such enforcement may be too costly for the Company to undertake.  Also, because the directors and controlling shareholders of Manthey Redmond (Aust) are also the directors of the Company, a conflict may exist and the directors of the Company may determine, in breach of their duty to the Company, not to attempt to enforce the Investment Agreement.  In addition, if the Company determined to enforce the contract in Queensland, Australia, it may be at a significant disadvantage as such long distance legal matter may be difficult to pursue and difficult to obtain a favorable judgment. The  loss of funding source for the Company would impact its ability to proceed with its business plan in developing and marketing the commercial applications of the Eco-Engine and developing additional technology.

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

Part II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “MHYR”. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the OTCQB:

	High ($)	Low ($)

Fiscal Year Ended December 31, 2011

1st Quarter (January 3 – March 31):	N/A	N/A

2rd Quarter (April 1 – June 30):	7	2.3

3nd Quarter (July 1 – September 30):	6.25	3.5

4th Quarter (October 3 – December 30):	4.99	3.1

Performance Graph

We are a “smaller reporting company” and as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has sold the following securities within the past three years which were not registered under the Securities Act of 1933:

Since inception in April 2009, the Company issued 10,250,000 shares of its common stock at par ($.0001) to sixty-six (66) initial stockholders for an aggregate of $1,025, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. Each of the transactions was a private transaction with a person or entity related to or personally known to the founder of the Company or one of its officers or shareholders. With the exception of Tiber Creek Corporation all of the issuances were to entities neither citizens nor residents of the United States. There was no public solicitation or advertisement.

Holders of Common Equity

On March 28, 2012, we had 10,250,000 shares of common stock issued and outstanding to 115 holders of record, and the closing price of our common stock as quoted on the OTCQB was $3.00 per share. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid cash dividends on any class of common equity since formation.

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

Results of Operations

For the year ending December 31, 2011 and for the year ending December 31, 2010:

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the years ended December 31, 2011 and 2010, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2012.  The Company received the updated prototype of the Eco-Engine in the fourth quarter of 2010 and testing is being conducted on the engine at present.  Throughout 2012 the Company intends to begin selective and proprietary marketing of the engine to potential end users and manufacturers and to possible interested joint venture partners.  The Company incurred $259,645 and $406,678 operating expenses for the years ended December 31, 2011 and 2010, respectively, which primarily consisted of research and development expense of $139,000 and $360,000, professional services of $93,968 and $33,488 and rent expense of $13,687 and $12,596, respectively.  The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expenses of $139,000 incurred pursuant to the Development Agreement in 2011 were not paid and were recorded as accrued expense.

Liquidity and Capital Resources

The following summarizes the key component of the company’s cash flows for the years ended December 31, 2011 and 2010:

Net cash used in operating activities was $115,145 and $47,728 for the years ended December 31, 2011 and 2010, respectively, which were mainly driven by net losses in the amount of $259,645 and $406,678, partially offset by increases in accrued expense and other liabilities in the amount of $144,500 and $358,950, respectively.  Increases in accrued expense and other liabilities were primarily to record unpaid research and development expenses to Manthey Holdings Pty Ltd  pursuant to the Development Agreement.

Net cash provided by financing activities was $123,310 and $44,842 for the years ended December 31, 2011 and 2010, respectively.  During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011 and December 2011 the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907 and $14,771 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 8.   Consolidated Financial Statements and Supplementary Data

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manthey Redmond Corporation:

We have audited the accompanying consolidated balance sheets of Manthey Redmond Corporation (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Manthey Redmond Corporation as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 of the financial statements, the Company has been in the development stage since its inception (April 20, 2009) and continues to incur expenses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KCCW Accountancy Corp.

Diamond Bar, California

March 28, 2012

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2011	December 31, 2010

Current Assets
Cash and cash equivalents	$9,734	$1,569

Fixed Assets	-	-

Other Assets	1,050	1,050

Total Assets	$10,784	$2,619

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense	$507,727	$363,228
Other payable - related party	38,950	38,950
Total Current Liabilities	546,677	402,178

Stockholders' Equity
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	208,077	84,767
Accumulated deficit	(744,996)	(485,351)
Total Stockholders' Equity	(535,894)	(399,559)

Total Liabilities and Stockholders' Equity	$10,784	$2,619

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010	From April 20, 2009 (Inception) through December 31, 2011

Net revenue	$-	$-	$-

Operating expenses
Research and development expense	139,000	360,000	540,000
Advertising and promotion	1,417	-	1,417
Professional services	93,968	33,488	158,960
Rent expense	13,687	12,596	31,700
Other	11,573	594	12,919
Total operating expenses	259,645	406,678	744,996

Net loss	$(259,645)	$(406,678)	$(744,996)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	9,817,199

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at April 20, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	10,250,000	1,025	-	-	1,025

Net loss for the period ended December 31, 2009	-	-	-	(78,672)	(78,672)

Capital contribution	-	-	39,925	-	39,925

Balance at December 31, 2009	10,250,000	1,025	39,925	(78,672)	(37,722)

Net loss for the year ended December 31, 2010	-	-	-	(406,678)	(406,678)

Capital contribution	-	-	44,842	-	44,842

Balance at December 31, 2010	10,250,000	1,025	84,767	(485,351)	(399,559)

Net loss for the year ended December 31, 2011	-	-	-	(259,645)	(259,645)

Capital contribution	-	-	123,310	-	123,310

Balance at December 31, 2011	10,250,000	$1,025	$208,077	$(744,996)	$(535,894)

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2011	For The Year Ended December 31, 2010	From April 20, 2009 (Inception) through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(259,645)	$(406,678)	$(744,996)
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	144,500	358,950	507,727
Net cash used in operating activities	(115,146)	(47,728)	(238,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Additional capital contributions	123,310	44,842	208,077
Net cash provided by financing activities	123,310	44,842	248,052

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	8,164	(2,886)	9,733

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,569	4,455	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,733	$1,569	$9,733

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate. In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009. The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust. The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust. On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. The maximum amount of $540,000 has been reached in the second quarter of 2011 under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of December 31, 2011.

On June 23, 2011, the Company set up a wholly owned subsidiary MRC Global Limited in Hong Kong.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

MANTHEY REDMOND CORPORATION (A Development Stage Company) (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The fiscal year of the Company is January 1 to December 31.

Basis of Presentation

The accompanying consolidated financial statements include the financial statements of Manthey Redmond Corporation and its wholly-owned subsidiary. All significant intercompany account balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less. The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and 2010, the balances did not exceed the federally insured limit. As of December 31, 2011 and 2010, cash and cash equivalent amounted to $9,734 and $1,569, respectively.

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

MANTHEY REDMOND CORPORATION (A Development Stage Company) (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. At December 31, 2011 and 2010, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

On June 3, 2009, the Company received $38,950 of advances from Manthey Redmond (Aust), all directors of which are also directors of the Company. The advances were non-interest bearing loan to be repaid at the discretion of the Board of Directors of the Company. As of December 31, 2011 and 2010, advances from related party remained at $38,950.

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

MANTHEY REDMOND CORPORATION (A Development Stage Company) (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011 and December 2011 the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907 and $14,771 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the year ended December 31, 2011, the Company incurred $140,050 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. As of June 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the balance sheet.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated. Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility. The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
Accrued research and development expense – related party	$502,227	$362,177
Accrued professional fees	5,500	-
Accrued rent	-	1,050
Total	$507,727	$363,227

MANTHEY REDMOND CORPORATION (A Development Stage Company) (NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011 and December 2011, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907 and $14,771 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement (see Note 4), which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050. The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of December 31, 2011 and 2010.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2011.

(c) Changes in Internal Control over Financial Reporting.  The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in refinements to processes throughout the year. We continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2011.

Item 9B.            Other Information

None.

Part III

Item 10.           Directors, Executive Officers and Corporate Governance

 The following table sets forth information regarding the members of the company’s board of directors and its executive officers:

			Date of Directorship
Name	Age	Position	commencement

Steven Charles Manthey	50	President/CEO	April 24, 2009

Timothy John Eric Redmond	47	Director	April 24, 2009

Geoffrey Redmond	53	Director	April 24, 2009

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

Item 11.            Executive Compensation

Steven Charles Manthey is the sole officer of the Company. Mr Manthey has not received any remuneration from the company but is the sole shareholder and director of Manthey Holdings Pty Ltd and is the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares of the company’s common stock owned by it. Pursuant to the development agreement, Manthey Holdings Pty Ltd was entitled to $30,000 per month from the Company for use of its testing and research facilities, up to a maximum of $540,000 in aggregate. The maximum amount of $540,000 has been reached in the second quarter of 2011 with $502,227 being unpaid and as recorded on the Company’s consolidated balance sheet as of December 31, 2011.

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

Position	Number of shares of common stock	Percentage of Class

Steven Charles Manthey, president/director	3,040,000 (2)	29.6%

Timothy John Eric Redmond, Director	1,911,116 (3)	18.6%

Geoffrey Redmond, Director	2,201,116 (4)	21.5%

North American Motors	560,000 (5)	5.5%

(1) The total number of outstanding shares of common stock as of March 30, 2012 is 10,250,000.

(2) Manthey Holdings Trust owns 3,040,000 shares; Manthey Holdings Pty Ltd serves as the trustee for the Manthey Holdings Trust. Steven Charles Manthey is the sole shareholder and director of Manthey Holdings Pty Ltd and is the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the shares owned by it.

(3) The Redmond Family Investment Trust owns 1,911,116 shares; Redmond Family Holdings Pty Ltd serves as the trustee for the Redmond Family Investment Trust. Timothy John Eric Redmond and Geoffrey Redmond are the only shareholders and directors of Redmond Family Holdings Pty Ltd and are the sole beneficiaries of such trust and may therefore be deemed to be the beneficial owner of those shares.

(4) The Redmond Family Investment Trust owns 1,911,116 shares; Redmond Family Holdings Pty Ltd serves as the trustee for the Redmond Family Investment Trust. Timothy John Eric Redmond and Geoffrey Redmond are the only shareholders and directors of Redmond Family Holdings Pty Ltd and are the sole beneficiaries of such trust and may therefore be deemed to be the beneficial owner of those shares. Alison Redmond, wife of Geoffrey Redmond, owns 290,000 shares of the company’s common stock.

(5) NAM Trust No. 1 owns 560,000 shares; North American Motors Pty Ltd serves as the trustee for the NAM Trust No. 1. Steven Charles Manthey is the sole director and a beneficiary under the NAM Trust No. 1 and may therefore be deemed to be the beneficial owner of those shares.

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

During its initial organization, the company received $38,950 in advances from Manthey Redmond (Aust) Pty Ltd not pursuant to the Investment Agreement and, as such, is a loan interest free, which, unlike the funds received from the Investment Agreement, must be repaid. No formal loan terms were established but the company intends to repay the loan as soon as possible. As of December 31, 2011 and 2010, advances from related party remained at $38,950.

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

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011 and December 2011 the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907 and $14,771 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the year ended December 31, 2011, the Company incurred $140,050 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. The maximum amount of $540,000 has been reached since the second quarter of 2011 under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of December 31, 2011.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated. Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility. The agreement is subject to and governed by the law of Queensland, Australia.

Item 14.            Principal Accounting Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$17,000	$16,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-		$-

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements on Forms 10-K and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

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

KCCW did not bill any other fees for services rendered to us during the years ended December 31, 2011 and 2010 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

Audit of Financial Statements

During the years ended December 31, 2011 and 2010, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Clean Diesel Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTHEY REDMOND CORPORATION

By: /s/ Steven Charles Manthey  Date: March 30, 2011

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

