Form 10-Q
period 2012-03-31
MANTHEY REDMOND Corp
filed 2012-05-14
CIK 1471089

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐ No ☒

 As of May 14, 2012, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

1

 MANTHEY REDMOND CORPORATION.

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Unaudited Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	7
Item 1A. Risk Factors	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. [Removed and Reserved]	7
Item 5. Other Information	7
Item 6. Exhibits	7

SIGNATURES	8

EX-31.1
EX- 31.2
EX-32.

2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

3

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$4,756	$9,734

Other Assets	1,050	1,050

Total Assets	$5,806	$10,784

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expense	$511,227	$507,727
Other payable - related party	38,950	38,950
Total Current Liabilities	550,177	546,677

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	224,746	208,077
Accumulated deficit	(770,142)	(744,996)
Total Stockholders' Deficit	(544,371)	(535,894)

Total Liabilities and Stockholders' Deficit	$5,806	$10,784

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended March 31, 2012	For The Three Months Ended March 31, 2011	From April 20, 2009 (Inception) through March 31, 2012

Net revenue	$-	$-	$-

Operating expenses
Professional services	9,309	43,832	168,269
Advertising and promotion	7,500	250	8,917
Rent expense	4,274	3,299	35,974
Other	4,064	1,378	16,982
Research and development expense	-	90,000	540,000
Total operating expenses	25,147	138,760	770,142

Net loss	$(25,147)	$(138,760)	$(770,142)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000	9,853,911

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31, 2012	For The Three Months Ended March 31, 2011	For The Period From April 20, 2009 (Inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,147)	$(138,760)	$(770,142)
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in assets:
Prepaid expense	-	(10)	-
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	3,500	88,950	511,227
Net cash used in operating activities	(21,647)	(49,820)	(259,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Additional capital contribution	16,669	49,546	224,746
Net cash provided by financing activities	16,669	49,546	264,721

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(4,978)	(274)	4,756

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,734	1,569	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,756	$1,295	$4,756

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate. In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009. The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust. The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust. On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. The maximum amount of $540,000 has been reached in the second quarter of 2011 under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheets as of March, 31, 2012 and December 31, 2011.

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

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sublicensing and sale of the Manthey Redmond Eco-Engine, (3) additional capital injection from Manthey Redmond (Aust) pertaining to the Investment Agreement (see Note 4), and (3) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of Manthey Redmond Corporation have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.  However, the information included in these interim consolidated financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim consolidated financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

Fiscal Year

The fiscal year of the Company is January 1 to December 31.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At March 31, 2012, the balance did not exceed the federally insured limit. As of March 31, 2012 and December 31, 2011, cash and cash equivalents amounted to $4,756 and $9,734, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At March 31, 2012 and December 31, 2011, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

On June 3, 2009, the Company received $38,950 of advances from Manthey Redmond (Aust), all directors of which are also directors of the Company.  The advances were non-interest bearing loan to be repaid at the discretion of the Board of Directors of the Company. As of March 31, 2012 and December 31, 2011, advances from related party remained at $38,950.

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

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011, December 2011, and February 2012, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000,$100 ,$4,986, $33,907, $14,771, and $16,669 of capital injection, respectively, or $224,746 in aggregate from Manthey Redmond(Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the three months ended March 31, 2012, the Company incurred $0 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. As of June 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of March 31, 2012 and December 31, 2011, respectively.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Accrued research and development expense – related party	$502,227	$502,227
Accrued professional fees	9,000	5,500
Total	$511,227	$507,727

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011, December 2011, and February 2012, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000,$100 ,$4,986, $33,907, $14,771, and $16,669 of capital injection, respectively, or $224,746 in aggregate from Manthey Redmond(Aust) pursuant to the Investment Agreement (See Note 4),which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of March 31, 2012 and December 31, 2011.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the consolidated balance sheet date of March 31, 2012 through the date of this filing, which is the date the unaudited consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our revenues and financial performance; risks associated with product development and technological changes; the acceptance our products in the marketplace by existing and potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

Results of Operations

Comparison of the results of operations for the three Months ended March 31, 2012 and 2011:

	For The Three Months Ended March 31, 2012	For The Three Months Ended March 31, 2011	Change in $	Change in %

Net revenue	$-	$-	$-	0%

Operating expenses
Professional services	9,309	43,832	(34,523)	-79%
Advertising and promotion	7,500	250	7,250	2900%
Rent expense	4,274	3,299	975	30%
Other	4,064	1,378	2,686	195%
Research and development expense	-	90,000	(90,000)	-100%
Total operating expenses	25,147	138,760	(113,612)	-82%

Net loss	$(25,147)	$(138,760)	$113,612	-82%

4

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months ended March 31, 2012 and 2011, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2012.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in the second quarter of 2012.  The Company incurred $25,147 operating expenses for the three months ended March 31, 2012 compared to $138,760 operating expenses incurred for the three months ended March 31, 2011.  The total operating expenses for the three months ended March 31, 2012 primarily consisted of professional services of $9,309, advertising and promotion expense of 7,500, and rent expense of $4,274.  The research and development expenses of $90,000 for the three months ended March 31, 2011 were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  As of June 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of March 31, 2012, and December 31, 2011, respectively. As a result, no research and development expense was recorded during the three months ended March 31, 2012.

Liquidity and Capital Resources

The following summarizes and compares the key component of the company’s cash flows for the three months ended March 31, 2012 and the three months ended March 31, 2011.

	2012	2011
Net cash used in operating activities	$(21,647)	$(49,820)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$16,669	$49,546
Net decrease in cash and cash equivalents	$(4,978)	$(274)

Net cash used in operating activities was $21,647 and $49,820 for the three months ended March 31, 2012 and 2011, respectively, which were mainly driven by net losses in the amount of $25,147 and $138,760, partially offset by increases in accrued expense and other liabilities in the amount of $3,500 and $88,950, respectively.  Increases in accrued expense and other liabilities for the three months ended March 31, 2012 and 2011 were primarily to record professional services and unpaid research and development expenses to Manthey Holdings Pty Ltd pursuant to the Development Agreement, respectively.

Net cash provided by financing activities was $16,669 and $49,546 for the three months ended March 31, 2012 and 2011, respectively.  During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In February 2012, and in January 2011 and March 2011, the Company received $16,669, and $29,596 and $19,950 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

5

 Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

Item 4. Controls and Procedures.

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable

Item 2  Unregistered Sales of Equity Securities and use of proceeds

None

Item 3  Defaults upon senior securities

None

Item 4.  [removed and reserved]

Item 5. Other Information

None

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

7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANTHEY REDMOND CORPORATION.
(Registrant)

Date: May 14, 2012	By:	/s/ Steven Charles Manthey
Steven Charles Manthey
Director, President and
Chief Executive Officer

8