Form 10-Q
period 2012-06-30
MANTHEY REDMOND Corp
filed 2012-08-20
CIK 1471089

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐ No ☒

 As of August 14, 2012, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

 MANTHEY REDMOND CORPORATION.

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2012

2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

3

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$2,963	$9,734

Other Assets	1,050	1,050

Total Assets	$4,013	$10,784

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expense	$507,727	$507,727
Other payable - related party	38,950	38,950
Total Current Liabilities	546,677	546,677

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	241,755	208,077
Accumulated deficit	(785,444)	(744,996)
Total Stockholders' Deficit	(542,664)	(535,894)

Total Liabilities and Stockholders' Deficit	$4,013	$10,784

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	For The Six Months Ended June 30, 2012		For The Six Months Ended June 30, 2011		From April 20, 2009 (Inception) through June 30, 2012

Net revenue	$-	$-	$		$		$-

Operating expenses
Professional services	10,313	8,592		19,622		52,424	178,582
Advertising and promotion	-	247		7,500		497	8,917
Rent expense	2,121	3,416		6,395		6,725	38,095
Other	2,868	6,317		6,932		7,696	19,851
Research and development expense	-	49,000		-		139,000	540,000
Total operating expenses	15,302	67,572		40,449		206,342	785,445

Net loss	$(15,302)	$(67,572)		$(40,449)		$(206,342)	$(785,445)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)		$(0.00)		$(0.02)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000		10,250,000		10,250,000	9,884,565

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30, 2012	For The Six Months Ended June 30, 2011	For The Period From April 20, 2009 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,449)	$(206,342)	$(785,444)
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	-	137,950	507,727
Net cash used in operating activities	(40,449)	(68,392)	(278,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Additonal capital contribution	33,678	69,546	241,755
Net cash provided by financing activities	33,678	69,546	281,730

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(6,771)	1,154	2,963

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,734	1,569	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,963	$2,723	$2,963

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

On May 17, 2012, the Company entered into a Technology License Agreement with Manthey Redmond (Aust) Pty Ltd that superseded the Patent Licensing Agreement (entered into between the parties in April 2009) so as to grant to the Company an exclusive license for intellectual property for the following territories: United States of America, Canada, Mexico, China and India.

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate. In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009. The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust. The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust. On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. The maximum amount of $540,000 has been reached in the second quarter of 2011 under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheets as of June, 30, 2012 and December 31, 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At June 30, 2012, the balance did not exceed the federally insured limit. As of June 30, 2012 and December 31, 2011, cash and cash equivalents amounted to $2,963 and $9,734, respectively.

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

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At June 30, 2012 and December 31, 2011, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

On June 3, 2009, the Company received $38,950 of advances from Manthey Redmond (Aust), all directors of which are also directors of the Company.  The advances were non-interest bearing loan to be repaid at the discretion of the Board of Directors of the Company. As of June 30, 2012 and December 31, 2011, advances from related party remained at $38,950.

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

On May 17, 2012, the Company entered into a Technology License Agreement with Manthey Redmond (Aust) Pty Ltd. that superseded the Patent Licensing Agreement (entered into between the parties in April 2009) so as to grant to the Company an exclusive license for intellectual property for the following territories: United States of America, Canada, Mexico, China and India.

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

MANTHEY REDMOND CORPORATION

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011, December 2011, February 2012, and May 2012, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907, $14,771, $16,669, and $17,009 of capital injection, respectively, or $241,755 in aggregate from Manthey Redmond(Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the three and six months ended June 30, 2012, the Company incurred $0 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. As of June 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of June 30, 2012 and December 31, 2011, respectively.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated.  Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility.  The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Accrued research and development expense – related party	$502,227	$502,227
Accrued professional fees	5,500	5,500
Total	$507,727	$507,727

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

 In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011, December 2011, February 2012, and May 2012, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907, $14,771, $16,669, and $17,009 of capital injection, respectively, or $241,755 in aggregate from Manthey Redmond(Aust) pursuant to the Investment Agreement(See Note 4), which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of June 30, 2012 and December 31, 2011.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the consolidated balance sheet date of June 30, 2012 through the date of this filing, which is the date the unaudited consolidated financial statements were available to be issued.

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

Results of Operations

Comparison of the results of operations for the Three Months ended June 30, 2012 and 2011:

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	Change in $	Change in %

Net revenue	$-	$-	$-	0%

Operating expenses
Professional services	10,313	8,592	1,721	20%
Advertising and promotion	-	247	(247)	-100%
Rent expense	2,121	3,416	(1,295)	-38%
Other	2,868	6,317	(3,449)	-55%
Research and development expense	-	49,000	(49,000)	-100%
Total operating expenses	15,302	67,572	(52,270)	-77%

Net loss	$(15,302)	$(67,572)	$52,270	-77%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months ended June 30, 2012 and 2011, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2012.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in 2012. The Company is not incurring research and development cost for the three months ended June 30, 2012 as the facilities was funded directly by the licensor. The Company incurred $15,302 operating expenses for the three months ended June 30, 2012 compared to $67,572 operating expenses incurred for the three months ended June 30, 2011.  The total operating expenses for the three months ended June 30, 2012 primarily consisted of professional services of $10,313 and rent expense of $2,121.  The research and development expenses of $49,000 for the three months ended June 30, 2011 were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  As of June 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of June 30, 2012, and December 31, 2011, respectively. As a result, no research and development expense was recorded during the three months ended June 30, 2012.

Comparison of the results of operations for the Six Months ended June 30, 2012 and 2011:

	For The Six Months Ended June 30, 2012		For The Six Months Ended June 30, 2011	Change in $	Change in %

Net revenue	$		$-	$-	0%

Operating expenses
Professional services		19,622	52,424	(32,802)	-63%
Advertising and promotion		7,500	497	7,003	1409%
Rent expense		6,395	6,725	(330)	-5%
Other		6,932	7,696	(764)	-10%
Research and development expense		-	139,000	(139,000)	-100%
Total operating expenses		40,449	206,342	(165,893)	-80%

Net loss		$(40,449)	$(206,342)	$165,893	-80%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the six months ended June 30, 2012 and 2011, the Company had not generated any revenue.

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2012.  The Company is currently testing the latest prototype of the Eco-engine with field testing planned to commence in 2012. The Company is not incurring research and development cost for the six months ended June 30, 2012 as the facilities was funded directly by the licensor.   The Company incurred $40,449 operating expenses for the six months ended June 30, 2012 compared to $206,342 operating expenses incurred for the six months ended June 30, 2011.  The total operating expenses for the six months ended June 30, 2012 primarily consisted of professional services of $19,622, advertising and promotion expense of $7,500, and rent expense of $6,395.  The research and development expenses of $139,000 for the six months ended June 30, 2011 were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  As of June 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of June 30, 2012, and December 31, 2011, respectively. As a result, no research and development expense was recorded during the six months ended June 30, 2012.

Liquidity and Capital Resources

The following summarizes and compares the key component of the company’s cash flows for the six months ended June 30, 2012 and the six months ended June 30, 2011.

	2012	2011
Net cash used in operating activities	$(40,449)	$(68,392)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$33,678	$69,546
Net (decrease)increase in cash and cash equivalents	$(6,771)	$1,154

Net cash used in operating activities was $40,449 and $68,392 for the six months ended June 30, 2012 and 2011, respectively, which were mainly driven by net losses in the amount of $40,449 and $206,342, partially offset by increases in accrued expense and other liabilities in the amount of $0 and $137,950, respectively.  Increases in accrued expense and other liabilities for the six months ended June 30, 2012 and 2011 were primarily to record unpaid research and development expenses to Manthey Holdings Pty Ltd pursuant to the Development Agreement, respectively.

Net cash provided by financing activities was $33,678 and $69,546 for the six months ended June 30, 2012 and 2011, respectively.  During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In February 2012 and May 2012, and in January 2011, March 2011, and June 2011, the Company received $16,669 and $17,009, and $29,596, $19,950, and $20,000 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

MANTHEY REDMOND CORPORATION.
(Registrant)

Date: August 14, 2012	By:	/s/ Steven Charles Manthey
Steven Charles Manthey
Director, President and
Chief Executive Officer

