Form 10-Q
period 2012-09-30
MANTHEY REDMOND Corp
filed 2012-11-14
CIK 1471089

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 14, 2012, there were 10,250,000 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

MANTHEY REDMOND CORPORATION.

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2012

2

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

3

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$21	$9,734

Other Assets	1,050	1,050

Total Assets	$1,071	$10,784

Liabilities and Stockholders' Deficit

Current Liabilities
Accrued expense	$512,287	$507,727
Other payable - related party	38,950	38,950
Total Current Liabilities	551,237	546,677

Stockholders' Deficit
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized, 10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	245,758	208,078
Accumulated deficit	(796,949)	(744,996)
Total Stockholders' Deficit	(550,166)	(535,893)

Total Liabilities and Stockholders' Deficit	$1,071	$10,784

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30, 2012	For The Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2012		For The Nine Months Ended September 30, 2011		From April 20, 2009 (Inception) through September 30, 2012

Net revenue	$-	$-	$		$		$-

Operating expenses
Professional services	8,173	8,129		27,795		60,553	186,755
Rent expense	3,181	3,364		9,576		10,089	41,276
Advertising and promotion	-	-		7,500		497	8,917
Other	150	616		7,082		8,312	20,001
Research and development expense	-	-		-		139,000	540,000
Total operating expenses	11,504	12,109		51,953		218,451	796,949

Net loss	$(11,504)	$(12,109)		$(51,953)		$(218,451)	$(796,949)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)		$(0.01)		$(0.02)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	10,250,000	10,250,000		10,250,000		10,250,000	9,911,089

The accompanying notes are an integral part of these consolidated financial statements.

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30, 2012	For The Nine Months Ended September 30, 2011	From April 20, 2009 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,953)	$(218,451)	$(796,949)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in assets:
Other assets	-	-	(1,050)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	4,560	144,000	512,287
Net cash used in operating activities	(47,393)	(74,451)	(285,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related party	-	-	38,950
Proceeds from issuance of common stock	-	-	1,025
Additonal capital contribution	37,680	74,632	245,758
Net cash provided by financing activities	37,680	74,632	285,733

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(9,713)	181	21

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,734	1,569	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$21	$1,750	$21

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

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

In May, 2009, the Company entered into a Development Agreement with Manthey Holdings Pty Limited (“Manthey Holdings”) for the exclusive use of Manthey Holdings' engineering facility and employees for research and development of and related to the Technology at a monthly fee of $30,000 up to a maximum of $540,000 in aggregate. In November, 2009, the Development Agreement was amended to remove the exclusivity of the use of Manthey Holdings’ engineering facility and employees, and to defer the commencement date of the agreement and first payment to November 20, 2009. The Company’s president/director is the sole shareholder and director of Manthey Holdings which serves as the trustee of the Manthey Holdings Trust. The Company’s president/director is also the beneficiary of the Manthey Holdings Trust and may be deemed the beneficial owner of the 3,040,000 shares, or 29.6% of the Company’s common stock owned by the Manthey Holdings Trust. On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. The maximum amount of $540,000 has been reached in the second quarter of 2011 under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.  The Company minimizes its risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  At September 30, 2012, the balance did not exceed the federally insured limit. As of September 30, 2012 and December 31, 2011, cash and cash equivalents amounted to $21 and $9,734, respectively.

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

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  At September 30, 2012 and December 31, 2011, there were no potentially dilutive securities.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Related Party

On June 3, 2009, the Company received $38,950 of advances from Manthey Redmond (Aust), all directors of which are also directors of the Company.  The advances were non-interest bearing loan to be repaid at the discretion of the Board of Directors of the Company. As of September 30, 2012 and December 31, 2011, advances from related party remained at $38,950.

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

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011, December 2011, February 2012, May 2012, and August 2012, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907, $14,771, $16,669, $17,009, and $4,003 of capital injection, respectively, or $245,758 in aggregate from Manthey Redmond(Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

On November 6, 2009, the agreement was amended to revise the commencement date of payment from July 1, 2009 to November 20, 2009. For the three and nine months ended September 30, 2012, the Company incurred $0 of service fees pursuant to the amended agreement with Manthey Holdings and recorded in accrued expense. As of September 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of September 30, 2012 and December 31, 2011, respectively.

The agreement will also terminate in the event that the Patent Licensing Agreement is terminated. Manthey Holdings has agreed to build and test prototypes based on the Technology at its research facility. The agreement is subject to and governed by the law of Queensland, Australia.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Accrued research and development expense – related party	$502,227	$502,227
Accrued professional fees	9,000	5,500
Accrued rent	1,060	-
Total	$512,287	$507,727

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

 In November 2009, March 2010, May 2010, January 2011, March 2011, June 2011, August 2011, September 2011, October 2011, December 2011, February 2012, May 2012, and August 2012, the Company received $39,925, $955, $43,887, $29,596, $19,950, $20,000, $100, $4,986, $33,907, $14,771, $16,669, and $17,009, and $4,003 of capital injection, respectively, or $245,758 in aggregate from Manthey Redmond(Aust) pursuant to the Investment Agreement(See Note 4), which was recorded as additional paid-in capital.

NOTE 7 – OPERATING LEASES

On July 10, 2009, the Company entered into a lease agreement with Premier Business Centers, under which the Company will lease approximately 165 square feet of office space located at 10940 Wilshire Boulevard, Suite 1600, Los Angeles, California 90024 at a monthly rate of $1,050.  The lease term is month-to-month commencing August 3, 2009 with security deposit of one-month rent of $1,050 recorded as Other Assets as of September 30, 2012 and December 31, 2011.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the consolidated balance sheet date of September 30, 2012 through the date of this filing, which is the date the unaudited consolidated financial statements were available to be issued.

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

Report on Development of Technology

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2012.  The Company is currently testing the latest prototype of the Eco-engine with field testing having commenced in mid. 2012. The Company is not incurring research and development cost for the three months ended September 30, 2012 as the facility was funded directly by the licensor.

Development of the company’s licensed Technology is conducted in a competitive business environment as new technology related to internal combustion engines attempting to make engines more fuel efficient and more economical appear on the market frequently.  The successful marketing of the Technology will depend on the ability of the Company to demonstrate sustainable advantages over existing proven and other newly developed technology. Specifically, the licensed Technology must prove successful in field testing and match dynamometer performances that earlier prototypes of the Technology realized during laboratory testing.

Since the original 2009 prototype completed proof-of-concept status, subsequent prototypes (through ongoing advancements to various internal components) have yielded greater torque - output whilst maintaining the same cylinder displacement during dynamometer testing. In mid 2012 this ongoing refinement of the licensed Technology progressed to marine field testing. This development milestone was delayed until a marine vessel was properly adapted for prototype testing - a task undertaken by the Manthey Holdings’ development facility (the facility) in 2011 and completed by mid 2012.

Once initial marine field testing commenced in mid 2012 it continued for approximately six (6) weeks so as to evaluate the performance of the engine in various conditions and under various loads in a marine environment. Considerable data was collated during this period of evaluation by the facility’s development team. Analysis by the facility’s development team (and particularly the inventor Steven Manthey) of the data highlighted that greater performance could be realized through the improved design of certain engine components. In particular the data highlighted that greater thermal efficiency was available for this latest prototype through improvements to air/fuel flow into the engine and also by raising the prototype’s in-cylinder compression ratio. Such enhancements, if successful, can translate into a more fuel efficient engine and further support the marketing of the licensed Technology and its performance when compared to our competitors’ current and future products.

The facility has elected to test the prototype (incorporating the new components) in the marine field testing vessel instead of on its laboratory’s dynamometer in the first instance. Ultimately the current prototype will also be tested on the facility’s dynamometer as it will enable additional data to be collated (particularly data related to emissions) to both further evaluate the performance of this prototype and identify possible enhancements whilst also providing data for future marketing purposes.

As part of the ongoing commercialization strategy of the licensed Technology, a revised provisional patent was filed by the Licensor in August 2012 and now forms part of the licensed Technology to the Company. This revised provisional patent incorporates the enhancements referred to above.

Future Research and Development

The current prototype is spark-ignited and is expected to have reached a suitable stage for marketing purposes to commence once the prototype has been evaluated on the Australia facility’s dynamometer as discussed above. Marketing of this engine will focus on the small to mid range powered engines in various applications. Future research planned for the Facility will target much larger applications such as heavy duty trucks and industrial power supply. This research will center on the development of compression-ignition prototypes of the licensed Technology.”

Results of Operations

Comparison of the results of operations for the Three Months ended September 30, 2012 and 2011:

	For The Three Months Ended September 30, 2012	For The Three Months Ended September 30, 2011	Change in $	Change in %

Net revenue	$-	$-	$-	0%

Operating expenses
Professional services	8,173	8,129	44	1%
Rent expense	3,181	3,364	(183)	-5%
Other	150	616	(466)	-76%
Total operating expenses	11,504	12,109	(605)	-5%

Net loss	$(11,504)	$(12,109)	$605	-5%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the three months ended September 30, 2012 and 2011, the Company had not generated any revenue.

The Company incurred $11,504 operating expenses for the three months ended September 30, 2012 compared to $12,109 operating expenses incurred for the three months ended September 30, 2011.  The total operating expenses for the three months ended September 30, 2012 primarily consisted of professional services of $8,173 and rent expense of $3,181. The operating expenses for the three months ended September 30, 2012 remained substantially steady as compared to the same period last year.

Comparison of the results of operations for the Nine Months ended September 30, 2012 and 2011:

	For The Nine Months Ended September 30, 2012	For The Nine Months Ended September 30, 2011	Change in $	Change in %

Net revenue	$-	$-	$-	0%

Operating expenses
Professional services	27,795	60,553	(32,758)	-54%
Rent expense	9,576	10,089	(513)	-5%
Advertising and promotion	7,500	497	7,003	1409%
Other	7,082	8,312	(1,230)	-15%
Research and development expense	-	139,000	(139,000)	-100%
Total operating expenses	51,953	218,451	(166,498)	-76%

Net loss	$(51,953)	$(218,451)	$166,498	-76%

The Company was incorporated in April 2009 to primarily engage business in the development and commercialization of the Manthey Redmond Eco-Engine and related Technologies.  For the nine months ended September 30, 2012 and 2011, the Company had not generated any revenue.

The Company is not incurring research and development cost for the nine months ended September 30, 2012 as the facilities was funded directly by the licensor.   The Company incurred $51,953 operating expenses for the nine months ended September 30, 2012 compared to $218,451 operating expenses incurred for the nine months ended September 30, 2011, representing a decrease of $166,498, or approximately 76%.

The total operating expenses for the nine months ended September 30, 2012 primarily consisted of professional services of $27,795, rent expense of $9,576, and advertising and promotion expense of $7,500.  Professional services expense has decreased by $32,758, or 54% from $60,553 for the nine months ended September 30, 2011 to $27,795 for the same period this year. The decrease in professional services expense for the nine months ended Sep 30, 2012 was mainly because some expenses incurred in 2011 was subject to one-time charge, including the agent's fee of $3,900 to set up a subsidiary in Hong Kong in 2011, the Company’s intranet security installation fee of $5,400, and a consulting fee of $11,000 for the Company’s S-1 filing. The research and development expenses of $139,000 for the nine months ended September 30, 2011 were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  As of September 30, 2011, the maximum amount of $540,000 has been reached under the development agreement, $502,227 of which has not been paid. It was recorded as accrued expenses on the consolidated balance sheet as of September 30, 2012, and December 31, 2011, respectively. As a result, no research and development expense was recorded during the nine months ended September 30, 2012.

Liquidity and Capital Resources

The following summarizes and compares the key component of the company’s cash flows for the nine months ended September 30, 2012 and the nine months ended September 30, 2011.

7

	2012	2011
Net cash used in operating activities	$(47,393)	$(74,451)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$37,680	$74,632
Net (decrease)increase in cash and cash equivalents	$(9,713)	$181

Net cash used in operating activities was $47,393 and $74,451 for the nine months ended September 30, 2012 and 2011, respectively, which were mainly driven by net losses in the amount of $51,953 and $218,451, partially offset by increases in accrued expense and other liabilities in the amount of $4,560 and $144,000, respectively.  Increases in accrued expense and other liabilities for the nine months ended September 30, 2012 and 2011 were primarily to record unpaid professional service fees and research and development expenses to Manthey Holdings Pty Ltd pursuant to the Development Agreement, respectively.

Net cash provided by financing activities was $37,680 and $74,632 for the nine months ended September 30, 2012 and 2011, respectively.  During its initial organization, the Company received $38,950 in advances from Manthey Redmond (Aust) not pursuant to the Investment Agreement, and is a loan, interest free, which must be repaid.  No formal loan terms were established, but the Company intends to repay the loan once in a position to do so.  In February 2012, May 2012, and August 2012, and in January 2011, March 2011, June 2011, August 2011, and September 2011, the Company received $16,669, $17,008, and $4,003 and $29,596, $19,950, $20,000, $100, and $4,986 of capital injection, respectively from Manthey Redmond (Aust) pursuant to the Investment Agreement, which was recorded as additional paid-in capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

MANTHEY REDMOND CORPORATION.
(Registrant)

Date: November 14, 2012	By:	/s/ Steven Charles Manthey
Steven Charles Manthey
Director, President and
Chief Executive Officer

