Form 10-K/A
period 2011-12-31
MANTHEY REDMOND Corp
filed 2012-11-16
CIK 1471089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to Form 10-K

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g): None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No   ☒

The registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, and has filed all such reports during the preceding 12 months.

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

As of March 30, 2012, the outstanding number of shares of the Registrant’s common stock, par value $0.0001 per share was 10,250,000.

Documents incorporated by reference: none

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Manthey Redmond Corporation (together with its subsidiary, the “Company”, “we”, “our”, or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2012 (the “2011 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letter from the Staff of the SEC dated October 19 , 2012 (the “SEC Comment Letter”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after April 5, 2012, the filing date of the 2011 Annual Report.

MANTHEY REDMOND CORPORATION

Form 10-K/A

For the Fiscal Year Ended December 31, 2011

PART I

Item 1.      Business

Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Amendment No. 1 to the Annual Report on Form 10-K contains forward-looking statements that reflect our estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would” and similar expressions. These forward-looking statements are based on information available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward- looking statements we make in this Annual Report. The discussion in the section “Risk Factors” in Item 1A. of this Annual Report highlight some of the more important risks identified by management but should not be assumed to be the only factors that could affect our future performance. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (SEC). Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should not place undue reliance on any forward-looking statements. Risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Unless otherwise indicated or required by the context, as used in this Amendment No. 1 to the Annual Report on Form 10-K, “MRC” and the terms “Company,” “we,” “our” and “us” refer to Manthey Redmond Corporation. Manthey Redmond Corporation and MRC are either registered trademarks or trademarks of Manthey Redmond Corporation. in the United States and/or other countries. All other trademarks, service marks or trade names (if any) referred to in this Annual Report are the property of their respective owners.

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

Report on Development of Technology

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

Future Research and Development

The current prototype is spark-ignited and is expected to have reached a suitable stage for marketing purposes to commence once the prototype has been evaluated on the Australia facility’s dynamometer as discussed above. Marketing of this engine will focus on the small to mid range powered engines in various applications. Future research planned for the Facility will target much larger applications such as heavy duty trucks and industrial power supply. This research will center on the development of compression-ignition prototypes of the licensed Technology.

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

The Company intends to continue research and development of the Manthey Redmond Eco-Engine during 2012.  The Company received the updated prototype of the Eco-Engine in the fourth quarter of 2010 and testing is being conducted on the engine at present.  Throughout 2012 the Company intends to begin selective and proprietary marketing of the engine to potential end users and manufacturers and to possible interested joint venture partners.  The Company incurred $259,645 and $406,678 operating expenses for the years ended December 31, 2011 and 2010, respectively, which primarily consisted of research and development expense of $139,000 and $360,000, professional services of $93,968 and $33,488 and rent expense of $13,687 and $12,596, respectively.  In relation to professional services in 2010 to 2011, the increase in 2011 relates to the commencement of recurring quarterly fees for accounting and auditing services associated with the filing of Quarterly Reports, and also recurring stock transfer agent fees related to the company’s stock quotation on the OTCBB. The period also included a one-off payment of $11,000 for legal consulting work. The research and development expenses were incurred pursuant to the amended Development Agreement with Manthey Holdings on November 6, 2009, which revises the commencement date of development service fee payment from July 1, 2009 to November 20, 2009.  Research and development expenses of $139,000 incurred pursuant to the Development Agreement in 2011 were not paid and were recorded as accrued expense.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manthey Redmond Corporation:

We have audited the accompanying consolidated balance sheets of Manthey Redmond Corporation (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period from inception (April 20, 2009) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Manthey Redmond Corporation as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the period from inception (April 20, 2009) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/KCCW Accountancy Corp.

Diamond Bar, California

March 28, 2012

MANTHEY REDMOND CORPORATION

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets

Current Assets
Cash and cash equivalents	$9,734	$1,569

Fixed Assets	-	-

Other Assets	1,050	1,050

Total Assets	$10,784	$2,619

Liabilities and Stockholders' Equity

Current Liabilities
Accrued expense	$507,727	$363,228
Other payable - related party	38,950	38,950
Total Current Liabilities	546,677	402,178

Stockholders' Equity
Preferred stock - $.0001 par value; 20,000,000 shares authorized, 0 shares
issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
10,250,000 shares issued and outstanding	1,025	1,025
Additional paid-in capital	208,077	84,767
Accumulated deficit	(744,996)	(485,351)
Total Stockholders' Equity	(535,894)	(399,559)

Total Liabilities and Stockholders' Equity	$10,784	$2,619

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

(a) Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Steven Charles Manthey is the president and a director of the Company. Mr Manthey, as the inventor of the licensed Technology, works exclusively on the development of the Technology in addition to discharging his administrative duties as President. Mr Manthey currently leads a team of five CNC machinists who design and manufacture all engine components under Mr Manthey’s direction. Additional employees assist Mr Manthey during field testing of prototypes. In addition to the licensed Technology, Mr Manthey is also the inventor of an axial piston rotary engine (U.S. Patent Number 6,155,214) that he designed, manufactured and ultimately assigned ownership of in 1999. Since the formation of the Manthey Redmond Joint Venture in October 2007, Mr Manthey’s research and development has focused exclusively on the licensed Technology.

Geoffrey Redmond is managing director of the Redmond Group. The Redmond Group owns and operates various hotels that incorporate gaming facilities in Sydney, Australia. Since October 2007 the Group has funded all development of the licensed Technology. To monitor progress of the development of the Technology, Mr Redmond visits the development facility at least once a month and also speaks regularly with Mr Manthey. Board meetings for the Company are often scheduled to coincide with Mr Redmond’s attendance at the facility. Mr Redmond has also travelled to the United States on two occasions to meet with the Company’s attorney’s and business advisors.

Timothy John Eric Redmond is the brother of Geoffrey Redmond and acts as Chief Financial Officer of the Redmond Group. Mr Redmond also visits the development facility at least once a month to monitor progress of development and attend Board meetings when scheduled. Mr Redmond has also travelled to the United States on two occasions to meet with the Company’s attorney’s and business advisors.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Manthey Redmond Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANTHEY REDMOND CORPORATION

By: /s/ Steven Charles Manthey  Date: November 16, 2012

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

