Form 10-K/A
period 2011-12-31
MANTHEY REDMOND Corp
filed 2012-12-10
CIK 1471089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to Form 10-K

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

Documents incorporated by reference: none

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Manthey Redmond Corporation (together with its subsidiary, the “Company”, “we”, “our”, or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2012 (the “2011 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letters from the Staff of the SEC dated October 19 and December 3, 2012 (the “SEC Comment Letters”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2.

This Amendment No. 2 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 2 does not reflect any event occurring after April 5, 2012, the filing date of the 2011 Annual Report.

MANTHEY REDMOND CORPORATION

Form 10-K/A

For the Fiscal Year Ended December 31, 2011

PART I

Item 1.      Business

Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Amendment No. 2 to the Annual Report on Form 10-K contains forward-looking statements that reflect our estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would” and similar expressions. These forward-looking statements are based on information available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward- looking statements we make in this Annual Report. The discussion in the section “Risk Factors” in Item 1A. of this Annual Report highlight some of the more important risks identified by management but should not be assumed to be the only factors that could affect our future performance. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (SEC). Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. You should not place undue reliance on any forward-looking statements. Risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. Unless otherwise indicated or required by the context, as used in this Amendment No. 2 to the Annual Report on Form 10-K, “MRC” and the terms “Company,” “we,” “our” and “us” refer to Manthey Redmond Corporation. Manthey Redmond Corporation and MRC are either registered trademarks or trademarks of Manthey Redmond Corporation. in the United States and/or other countries. All other trademarks, service marks or trade names (if any) referred to in this Annual Report are the property of their respective owners.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Manthey Redmond Corporation:

We have audited the accompanying consolidated balance sheets of Manthey Redmond Corporation (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from inception (April 20, 2009) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Manthey Redmond Corporation as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (April 20, 2009) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

MANTHEY REDMOND CORPORATION

By: /s/ Steven Charles Manthey  Date: December 10, 2012

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

